Form 10-Q/A
period 1997-09-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-02-17
CIK 1046202

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                  FORM 10-Q/A
                              ___________________

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from        to
                              ___________________

                      Commission file number 1-333-36253
                                             ___________

                              ___________________

                      PRICE COMMUNICATIONS WIRELESS, INC.
            (Exact Name of Registrant as specified in its charter)

                  Delaware                        13-3956941
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)           Identification No.)

        45 Rockefeller Plaza                         10020
         New York, New York                        (Zip Code)
  (Address of principal executive offices)

                 Registrant's telephone number (212) 757-5600

                             ____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X       No
                                            ---         ---

The number of shares outstanding of the issuer's common stock as of February 12, 1998 was 100.

================================================================================

                      PRICE COMMUNICATIONS WIRELESS, INC.

                                     INDEX


PART  I.        FINANCIAL INFORMATION

 ITEM 1. Financial Statements (Unaudited)

      Balance Sheets- September 30, 1997..................................................................   1

      Consolidated Balance Sheet  Palmer Wireless, Inc.  December 31, 1996................................   2

      Statement of Operations  For the Period since Inception (May 22, 1997)
       Through September 30, 1997 ........................................................................   3

      Consolidated Statement of Operations  Palmer Wireless, Inc.  Three Months ended
      September 30, 1996 and 1997 and Nine Months ended September 30, 1996 and 1997.......................   4

      Statement of Cash Flows - For the Period since Inception (May 22, 1997)
      Through September 30, 1997..........................................................................   5

      Notes to Financial
       Statements..........................................................................................  6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................................  8

PART II.        OTHER INFORMATION

   ITEM 1. Legal Proceedings...............................................................................     15

   ITEM 2. Changes in Securities...........................................................................     15

   ITEM 3. Defaults Upon Senior Securities.................................................................     15

   ITEM 4. Submission of Matters to a Vote of Security Holders.............................................     15

   ITEM 5. Other Information...............................................................................     15

   ITEM 6. Exhibits and Reports on Form 8-K................................................................     15


SIGNATURES.................................................................................................     16


                      PRICE COMMUNICATIONS WIRELESS, INC.
                             BALANCE SHEET
                              SEPTEMBER 30, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                ASSETS

Current assets:
        Cash and cash equivalents                                   $  188,675
                                                                    -----------
                Total current assets                                   188,675

Deferred financing, at cost less accumulated amortization of $148        5,132
                                                                    -----------
                Total assets                                        $  193,807
                                                                    ===========

                LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
        Accrued interest                                            $    4,627
                                                                    -----------
                Total current liabilities                                4,627

Long-term debt                                                          175,000

Due to Price Communications Corporation                                 16,767
                                                                    -----------

                Total liabilities                                      196,394
                                                                    -----------
Shareholder's Equity:
        Common stock, par value $.01 per share; authorized 3,000
                shares; outstanding 100 shares
        Additional paid-in-capital
        Deficit                                                         (2,587)
                                                                    -----------
                Total shareholder's equity                              (2,587)
                                                                    -----------
                Total liabilities and shareholder's equity          $  193,807
                                                                    ===========



                See accompanying notes to financial statements

                    PALMER WIRELESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ IN THOUSANDS)
                                  (Unaudited)

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
Current Assets
        Cash and cash equivalents                                   $    1,698
        Trade accounts receivables, net of
          allowance for doubtful accounts                               18,784
        Receivables from other cellular carriers                         1,706
        Other receivables                                                  -
        Deferred income taxes                                              830
        Prepaid expenses                                                 2,313
        Inventory                                                        5,106
                                                                    ------------
                Total Current Assets                                    30,437



Net property, plant and equipment                                      132,438
Licenses, net of amortization                                          375,808
Other intangible assets and other assets,
  at cost less accumulated amortization                                 11,259
                                                                    ------------
                Total Assets                                        $  549,942
                                                                    ============
Current Liabilities
        Notes payable                                               $    1,366
        Current installment of long-term debt                            5,296
        Accounts payable                                                10,394
        Accrued acquisition costs                                          -
        Purchase price payable                                             -
        Income taxes payable                                               -
        Accrued expenses                                                 8,399
        Other liabilities                                                4,686
                                                                    ------------
                Total current liabilities                               30,141

Long-term debt                                                          337,000
Deferred income taxes                                                   11,500
Minority interests                                                       6,371
                                                                    ------------
                Total liabilities                                      385,012

Stockholders' equity                                                   164,930
                                                                    ------------
                Total liabilities and stockholders' equity          $  549,942
                                                                    ============

                See accompanying notes to financial statements

                      PRICE COMMUNICATIONS WIRELESS, INC.
                            STATEMENT OF OPERATIONS
    FOR THE PERIOD SINCE INCEPTION (MAY 22, 1997)THROUGH SEPTEMBER 30,1997
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)




Interest income                                         $      2,158


Interest expense                                              (4,627)



Amortization                                                    (118)
                                                        -------------

        Net loss                                        $     (2,587)
                                                        =============


                See accompanying notes to financial statements

                    PALMER WIRELESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STAEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                               ---------------------------------       ---------------------------------
                                                   1997               1996                  1997             1996
                                               -------------        ------------       -------------       -------------
Revenue:
        Service                                $     45,983         $    37,459        $    134,123        $    107,664
        Equipment sales and installation              2,525               2,110               7,613               6,349
                                               -------------        ------------       -------------       -------------
                Total revenue                        48,508              39,569             141,736             114,013
                                               -------------        ------------       -------------       -------------
Operating expenses:
        Engineering, technical and
          other direct                                7,745               5,558              23,301              17,961
        Cost of equipment                             5,055               3,874              16,111              12,271
        Selling, general and administrative          13,811              11,865              41,014              33,842
        Depreciation and amortization                 8,184               6,295              23,313              18,167
                                               -------------        ------------       -------------       -------------
                Total operating expenses             34,795              27,592             103,739              82,241

                Operating Income (loss)              13,713              11,977              37,997              31,772
                                               -------------        ------------       -------------       -------------
Other income (expense):
        Interest expense, net                        (8,354)             (7,649)            (24,468)            (23,654)
        Other (expense) income, net                      46                (183)                208                (242)
                                               -------------        ------------       -------------       -------------
                Total other expense                  (8,308)             (7,832)            (24,260)            (23,896)

        Income before minority interest & taxes       5,405               4,145              13,737               7,876
Minority interest                                      (528)               (539)             (1,310)             (1,562)
                                               -------------        ------------       -------------       -------------
        Income before taxes                           4,877               3,606              12,427               6,314
Income taxes                                            -                  (630)              -                  (1,578)
                                               -------------        ------------       -------------       -------------
        Net income                             $      4,877         $     2,976        $     12,427        $      4,736
                                               =============        ============       =============       =============
Net income per share of common stock           $       0.17         $      0.10        $       0.45        $       0.19
                                               =============        ============       =============       =============
Average shares outstanding                       27,957,519          28,580,278          27,826,080          25,492,054
                                               =============        ============       =============       =============

                See accompanying notes to financial statements

                      PRICE COMMUNICATIONS WIRELESS, INC.
                            STATEMENT OF CASH FLOWS
   FOR THE PERIOD SINCE INCEPTION (MAY 22, 1997) THROUGH SEPTEMBER 30, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                        $       (2,587)
        Adjustments to reconcile net loss to net cash
                provided by operating activities:
                        Amortization of deferred financing costs                                  (118)
                        Increase in accrued interest                                             4,627
                                                                                        ---------------
                                Net cash provided by operating activities                        1,922
                                                                                        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                        ---------------
                                Net cash provided by investing activities                           -
                                                                                        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Issuance of long-term debt                                                              169,986
        Advances from affiliate                                                                  16,767
                                                                                        ---------------
                                Net cash provided by financing activities                      186,753
                                                                                        ---------------
                                Net increase in cash and cash equivalents                      188,675

CASH AND CASH EQUIVALENTS, beginning of period                                                      -
                                                                                        ---------------
CASH AND CASH EQUIVALENTS, end of period                                                   $   188,675
                                                                                        ===============

                See accompanying notes to financial statements

                     PRICE COMMUNICATIONS WIRELESS, INC.

                         Notes to Financial Statements
                                  (Unaudited)

Operations

Price Communications Wireless, Inc. ("PCW" or "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("PCCH"), which is an indirect subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 22, 1997 to effect the acquisition (the "Acquisition") of Palmer Wireless, Inc. ("Palmer"). In July 1997, to fund a portion of the Acquisition, PCW issued $175 million aggregate principal amount of 11.75% Senior Subordinated Notes due 2007 (the "Notes"). PCW had no assets, liabilities or operations, other than those associated with the issuance of the Notes, prior to the Acquisition and accordingly financial statements have been presented for Palmer.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results for the year.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized by the straight-line method over ten years, the life of the related debt.

LONG-TERM DEBT

In July 1997, the Company issued $175 million of 11.75% Senior Subordinated Notes ("Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The carrying value of the Notes approximates fair value as of September 30, 1997.

SUBSEQUENT EVENT

On October 6, 1997, PCW acquired all the outstanding shares of Palmer, including all outstanding options and rights under Palmer's employee and director stock purchase plans, for an aggregate purchase price of $486 million. In addition, PCW agreed to repay the outstanding indebtedness of Palmer of approximately $378 million. In connection with this transaction, PCW entered into an agreement to sell, at the effective time of the Acquisition, Palmer's Fort Myers, Florida MSA for $168 million (the "Fort Myers Sale") and planned to sell its Georgia-1 RSA for $25 million (the "GA-1 Sale"). The proceeds of the Fort Myers Sale and the GA-1 Sale were used to finance a portion of the Acquisition.

In August 1997, PCCH issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable, at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of the PCCH, in whole or in part, at any time after August 1, 1998 in cash at the redemption price set forth in the offering memorandum, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock, par value $0.01 per share of PCC shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payments of dividends, incurrence of debt and sale of assets. The Warrants have been assigned a value of $4.288 million, which amount is accounted for as original issue discount, resulting in an effective interest rate of approximately 14.13% per annum. The fair value of the Notes was estimated as $77.327 million as of September 30, 1997.

In October 1997, PCW entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525 million. The Credit Agreement includes a $325 million term loan facility and a $200 million revolving credit facility. The term loan facility is comprised of tranche A term loans of up to $100 million, which have a maturity of eight years, and tranche B terms loans of up to $225 million, which have a maturity of nine years. The revolving credit facility will terminate eight years after the closing date of the Credit Agreement. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, or the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of trancHe A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and
(ii) in the case of tranche B term loans (x) 2.75 for Euro-Dollar rate loans and
(y) 1.75% for base rate loans. The Credit Agreement contains restrictions on the Company's ability to engage in certain activities, including limitations on incurring additional indebtedness, liens and investments, payment of dividends and the sale of assets. Price Communications Cellular, Inc., a wholly-owned subsidiary of PCC and the parent company of PCCH is a guarantor of the Credit Agreement.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to net assets acquired and the liabilities assumed based on their estimated fair market values on the date of acquisition. The excess of purchase price over assets acquired has been allocated to FCC licenses and will be amortized on a straight-line basis over 40 years.

Credit Facility

On September 30, 1997 the Company entered into a credit facility (the "Credit Facility") provided by a syndicate of banks, financial institutions and other accredited investors (as defined by Regulation D of the Securities Act). The Credit Facility includes a $325 million term loan facility and a $200 million revolving credit facility. On October 6, 1997, the Company borrowed $325 million under the term loan facility and $120 million under the revolving credit facility.

The Credit Facility bears interest at a floating rate between .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% and 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated total earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries and contains limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and requires the Company to maintain compliance with certain financial ratios.

Other Receivables

Other receivables includes the proceeds to be received from the sale of Palmer's Fort Myers MSA and Georgia - 1 RSA and the equity contribution of Price Communications Cellular Holdings, Inc. and Price Communications Corporation.

Accrued Acquisition Costs

Accrued acquisition costs represent all the cost directly associated with the Acquisition, including professional fees, registration fees and severance payments.

Purchase Price Payable

The purchase price payable represents the cost to acquire all the outstanding shares of Palmer, including all outstanding options and rights under Palmer's employee and director stock purchase plans. The purchase price was paid, in its entirety, on October 6, 1997.

8.  Income Taxes Payable

Income taxes payable represents the current taxes payable attributable to the sale of the Fort Myers MSA and Georgia 1 RSA. The Company has a tax planning strategy which it believes will avoid the payment of these taxes.

Long Term Debt

On July 10, 1997 the Company issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "Notes"). Interest on the Notes is payable semi-annually commencing on January 15, 1998. The Notes are unsecured obligations of the Company and are subordinate in right of payment to senior indebtedness of the Company, including indebtedness under the Credit Facility. The indenture under which the Notes were issued imposes certain limitations on, among other things, the ability of the Company and its subsidiaries to incur indebtedness and to pay dividends to Price Communications Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Price Communications Wireless, Inc. ("PCW" or "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("PCCH"), which is an indirect subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 22, 1997 to effect the acquisition on October 6, 1997 (the "Acquisition") of Palmer Wireless, Inc. ("Palmer"). In July 1997, to fund a portion of the Acquisition, PCW issued $175 million aggregate principal amount of 11.75% Senior Subordinated Notes due 2007 (the "Notes"). PCW had no assets, liabilities or operations, other than those associated with the issuance of the Notes, prior to the Acquisition. For the period since inception through September 30, 1997 PCW's operations consisted of interest income, interest expense and amortization expense; accordingly, the following discussion and analysis of market ownership and results of operations have been presented for Palmer.

        Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1997, Palmer provided cellular telephone service to 337,345 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of
3.9 million. Palmer sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. Palmer markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

        The following is a summary of Palmer's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and September 30, 1997.

        Cellular Service Area                   December 31,    September 30,
        ---------------------                       1996            1997

        Albany, Georgia.....................        82.7%           82.7%
        Augusta, Georgia....................        100.0           100.0
        Columbus, Georgia...................         84.9            85.2
        Macon, Georgia......................         99.1            99.2
        Savannah, Georgia...................         98.5            98.5
        Dothan, Alabama.....................         92.3            92.5
        Montgomery, Alabama.................         91.9            92.8
        Georgia 1 - RSA.....................        100.0           100.0
        Georgia 6 - RSA.....................         94.8            95.1
        Georgia 7 - RSA.....................        100.0           100.0
        Georgia 8 - RSA.....................        100.0           100.0
        Georgia 9 - RSA.....................        100.0           100.0
        Georgia 10 - RSA....................        l00.0           100.0
        Georgia 12 - RSA....................        100.0           100.0
        Georgia 13 - RSS....................         N/A             82.7
        Alabama  8 - RSA....................        100.0           100.0
        Fort Myers,                                  99.0            99.0
        Florida..........................
        Panama City,                                 77.9            78.4
        Florida.....................

     On February 1, 1997, one of Palmer's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

     In connection with the acquisition of Palmer by the Company, the Fort Myers property was sold on October 6, 1997 and the Georgia-1 RSA was sold in December, 1997.



RESULTS OF OPERATIONS

     The following table sets forth for the Palmer, for the periods indicated, the percentage, which certain amounts bear to total revenue.

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     -----------------
                                     1996       1997        1996       1997

Revenue:
Service........................      94.9%      94.8%       94.6%      94.6%
Equipment sales and installation      5.1        5.2         5.4        5.4
     Total revenue.............     100.0      100.0       100.0      100.0


Operating expenses:
Engineering, technical and
 other direct:
     Engineering and technical
      (1)......................       7.6        7.8         8.0        8.0
     Other direct costs of
      services (2).............       9.8        8.1        10.7        8.4
Cost of equipment (3)..........       9.4       10.4        10.3       11.4
Selling, general and
 administrative:
     Sales and marketing (4)...       7.5        8.2         8.0        8.4
     Customer service (5)......       6.1        6.0         5.7        6.3
     General and
      administrative (6).......      15.2       14.3        15.0       14.2
Depreciation and amortization..      15.3       16.9        15.4       16.5
     Total operating expenses..      70.9       71.7        73.1       73.2

Operating income...............      29.1%      28.3%       26.9%      26.8%
Operating income before
 depreciation
     and amortization (7)......      44.4%      45.2%       42.3%      43.3%
-----------------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenue. Service revenues totaled $46.0 million for the third quarter of 1997, an increase of 17.7% over $39.0 million for the third quarter of 1996. This increase was primarily due to a 31.2% increase in the average number of subscribers to 329,556 for the third quarter of 1997 versus 251,117 for the third quarter of 1996. The increase in subscribers is the result of internal growth, which Palmer attributes primarily to its strong sales and marketing efforts, and the recent acquisitions.

     Average monthly revenue per subscriber decreased 6.4% to $46.51 for the third quarter of 1997 from $49.70 for the third quarter of 1996. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into Palmer's markets.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $2.5 million for the third quarter of 1997 from $2.1 million for the third quarter of 1996. As a percentage of total cellular revenue, equipment sales and installation revenue increased to 5.2% for 1997 from 5.1% for 1996, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers.

     Operating Expenses. Engineering and technical expenses increased by 20.9% to $3.8 million for the third quarter of 1997 from $3.1 million in the third quarter of 1996, due primarily to the increase in subscribers and the recent acquisitions. As a percentage of revenue, engineering and technical expenses increased to 7.8% from 7.6% for the third quarter of 1997 and 1996, respectively. The increase from 1996 to 1997 relates to the fixed costs associated with additional cell sites constructed and obtained in recent acquisitions. Palmer expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services remained consistent at $4.0 million for the third quarter of 1997 and 1996. As a percentage of revenue, other direct costs of service decreased to 8.1% from 9.8%, reflecting the decrease in interconnection costs as a result of Palmer's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of their markets.

     The cost of equipment increased 30.5% to $5.1million for the third quarter of 1997 from $3.9 million for the third quarter of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin increased to (100.0%) for the third quarter of 1997 from (83.6%) for the third quarter of 1996. This increase in margin is a result of efforts to address market competition and improve market share. Palmer sold more telephones below cost in the third quarter of 1997 than in the same period of 1996.

     Sales and marketing costs increased 28.0% to $4.0 million for the third quarter of 1997 from $3.1 million for the same period in 1996. This increase is primarily due to the 6.7% increase in gross subscriber activations and the resulting increase in commissions and higher advertising costs. As a percentage of total revenue, sales and marketing costs increased to 8.2% from 7.5% for the third quarter of 1997 and 1996, respectively. The increase was due to increased advertising costs in response to market competition. Palmer's cost to add a net subscriber, including loss on telephone sales, increased to $597 for the third quarter of 1997 from

$416 for the third quarter of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from Palmer's sales of cellular telephones and an increase in commissions

     Customer service costs increased 15.8% to $2.9 million for the third quarter of 1997 from $2.5 million for the third quarter of 1996. As a percentage of revenue, customer service costs decreased to 6.0% from 6.1% for the third quarter of 1997 and 1996, respectively. The decrease was due primarily to higher revenue in the third quarter of 1997 than the same period in 1996, while costs remained relatively the same.

     General and administrative expenditures increased 10.8% to $6.9 million for the third quarter of 1997 from $6.3 million for the third quarter of 1996, due primarily to the increase cost associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of total revenue to 14.3% in the third quarter of 1997 from 15.2% in the third quarter of 1996. As Palmer continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

     Depreciation and amortization increased 30.0% to $8.2 million for the third quarter of 1997 from $6.3 million for the third quarter of 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 16.9% from 15.3% for the third quarter of 1997 compared to the third quarter of 1996.

     Operating income increased 14.5% to $13.7 million in the third quarter of 1997, from $12.0 million for the third quarter of 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

     Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 9.2% to $8.4 million for the third quarter of 1997 versus $7.6 million for the third quarter of 1996.

     Income tax expense was $2.5 million in the third quarter of 1997 and $0.6 million in the third quarter of 1996 due to the increase in income before income taxes in 1997 and the fact that all remaining net operating loss carry forwards were recognized for financial statement purposes in 1996.

     Net income for the third quarter of 1997 was $2.4 million, or $0.09 per share, compared to net income of $3.0 million, or $0.10 per share, for the third quarter of 1996. The decrease in net income is primarily attributable to increases in income tax expense.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenue. Service revenues totaled $134.1 million for the nine months ended September 30, 1997, an increase of 20.0% over $111.8 million for the nine months ended September 30, 1996. This increase was primarily due to a 34.4% increase in the average number of subscribers to 313,611 as of September 30, 1997 versus 233,261 as of September 30, 1996. The increase in subscribers is the result of internal growth, which Palmer attributes primarily to its strong sales and marketing efforts, and recent acquisitions.

     Average monthly revenue per subscriber decreased 7.3% to $47.52 for the nine months ended September 30, 1997 from $51.28 for the same period in 1996. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers are. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into Palmer's markets.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 19.9% to $7.6 million for the nine months ended September 30, 1997 compared to $6.3 million for the same period in 1996. The increase is due to the 18.6% increase in gross subscriber activations in the nine months ended September 30, 1997 compared to the same period in 1996. As a percentage of revenue, equipment sales and installation revenue remained at 5.4% for the nine month ended September 30, 1997 and for the same period in 1996.

     Operating Expenses. Engineering and technical expenses increased by 21.2% to $11.5 million for the nine month ended September 30, 1997 from $9.5 million in the same period 1996, due primarily to the increase in subscribers and recent acquisitions. As a percentage of revenue, engineering and technical expenses remained constant at 8.0% for the nine-month ended September 30, 1997 and 1996, respectively. Palmer expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services decreased 6.3% to $11.8 million for nine months ended September 30, 1997 from $12.6 million for the same period in 1996 reflecting the decrease in interconnection costs as a result of Palmer's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of their markets. As a percentage of revenue, these costs of service decreased to 8.4% from 10.7%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base.

     The cost of equipment increased 31.3% to $16.1 million for the nine months ended September 30, 1997 from $12.3 million for the same period in 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (111.6%) for the nine months ended September 30, 1997 from (93.3%) for the same period in 1996. In an effort to address market competition and improve market share, Palmer sold more telephones below cost in the first half of 1997, on average, than in the same period of 1996.

     Sales and marketing costs increased 26.9% to $11.9 million for the nine months ended September 30, 1997 from $9.4 million for the same period in 1996. This increase is primarily due to the 18.6% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs increased to 8.4% from 8.0% for the nine months ended September 30, 1997 and 1996, respectively. Palmer's cost to add a net subscriber, including loss on telephone sales, increased to $510 for the nine months ended September 30, 1997 from $389 for the same period in 1996.
This increase in cost to add a net subscriber was caused primarily by increased losses from Palmer's sales of cellular telephones and an increase in commissions and advertising costs.

     Customer service costs increased 31.9% to $8.9 million for the nine months ended September 30, 1997 from $6.8 million for the same period in 1996. As a percentage of revenue, customer service costs increased to 6.3% from 5.7% for the nine months ended September 30, 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

     General and administrative expenditures increased 14.1% to $20.2 million for the nine months ended September 30, 1997 from $17.7 million for the same period in 1996, due primarily to the increase in the costs associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of revenue to 14.2% in the nine months ended September 30, 1997 from 15.0% for the same period in 1996. As Palmer continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

     Depreciation and amortization increased 28.3% to $23.3 million for the nine months ended September 30, 1997 from $18.2 million for the same period in 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 16.5% from 15.4% for the nine months ended September 30, 1997 and 1996, respectively.

     Operating income increased 19.6% to $38.0 million in the nine months ended September 30, 1997, from $31.8 million for the same period in 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.


Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 3.4% to $24.5 million from $23.7 million for the nine months ended September 30, 1997 and 1996.

     Income tax expense was not provided for the three and nine months ended September 30, 1997 as Palmer expects to recognize sufficient interest expense as a result of the acquisition to eliminate all income taxes. Palmer recognized $0.6 million and $1.6 million for the same periods in 1996.

     Net income for the nine months ended September 30, 1997 was $12.4 million, or $0.45 per share, compared to net income of $4.7 million, or $0.19 per share, for the same period in 1996. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and to the elimination of income tax expense.


LIQUIDITY AND CAPITAL RESOURCES OF PCW

     On May 23, 1997, Price Communications Wireless, Inc. ("PCW" or the"Company"), a wholly-owned indirect subsidiary of Price Communications Corporation ("PCC"), and Palmer Wireless, Inc. ("Palmer") entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provides, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). Pursuant to the Palmer Merger Agreement, PCC has agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $486 million. In addition PCC has agreed to repay the outstanding indebtedness of Palmer of approximately $378 million. In connection with this transaction, PCW agreed to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and plans to sell its Georgia 1 RSA for approximately $25 million (the GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale, together with the Palmer Merger collectively shall be the "Acquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale will be used to finance a portion of the acquisition.

     In order to fund the Acquisition and pay related fees and expenses, PCW issued (the "PCW Offering") $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan borrowings of $200 million (the "New Credit Facility"). Interest on the PCW Notes is payable semi-annually commencing on January 15, 1998. The PCW Notes are unsecured obligations of PCW and are subordinate in right of payment to senior indebtedness of PCW, including indebtedness under the New Credit Facility. The indenture under which the PCW notes were issued imposes certain limitations on, among other things, the ability of PCW and its subsidiaries to incur indebtedness and to pay dividends to PCC. Upon certain Acquisitions of more than 50% of the ownership of PCC's equity and upon change in the majority of PCC's Board of Director's over any 12 month period that was not approved by a majority of the directors at the beginning of such 12 month period, the holders of the PCW Notes will have the right to cause PCW Notes to be repurchased at 101% of the principal amount thereof, plus accrued interest and unpaid interest thereon. PCW has granted certain registration rights with respect to the PCW Notes.

     At the effective time of the Palmer Merger, PCW borrowed all term loans available under the New Credit Facility and approximately $120 million of the revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On October 6, 1997, the Company executed the New Credit Facility. The New Credit Facility bears interest at a floating rate between
 .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% and 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated total earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The New Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries and contains limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and requires the Company to maintain compliance with certain financial ratios.

     In order to provide financing for the Acquisition and the redemption of the PIK Preferred Stock and PIK Warrants, held by NatWest Capital Markets Limited, Price Communications Cellular Holdings, Inc., a wholly-owned subsidiary of PCC and the direct parent of PCW ("Cellular Holding") has issued (the"Cellular Holdings Offering") units consisting of $153.4 million in aggregate principal amount of its 13 1/2% Senior Secured Discount Notes due 2007 (the "Cellular Holdings Notes") together with warrants to purchase 527,696 shares of Common Stock at an exercise price of $0.01 per share. The issue price of the Cellular Holdings Notes (approximately $80 million in the aggregate) represents yield to maturity of 13 1/2%; cash interest will not begin to accrue on the Cellular Holdings Notes prior to August 2, 2002 and will first be payable on February 1, 2003. Approximately $47.5 million of the proceeds of the Cellular Holdings Offering was used to fund the Acquisition , while the remainder was used to redeem the PIK Preferred Stock and PIK Warrants. The Cellular Holdings Notes are guaranteed by a subsidiary of PCC (which in itself does not have any assets or operations) and are secured by a pledge of the Stock of Cellular Holdings to repurchase such notes at 101% of the accrued value thereof upon certain changes of control events parallel to those applicable to the PCW Notes. The indenture under which the Cellular Holdings Notes were issued, contains restrictions on, among other things, the payment of dividends and the incurrance of indebtedness. The holders of the Cellular Holdings Notes have certain registration rights.






INFLATION

     The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Pro Forma Financial Information -- previously reported by Price Communications Corporation.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
           Number                     Description
          -------                     -----------

           10.1 Fort Myers Sale Agreement. Incorporated by reference to Form 4 filed on November 7, 1997.

           10.2 Asset Purchase Agreement dated October 21, 1997 by and between MJ Cellular Company, L.L.C., PCC and the Company. Incorporated by reference to Form S-4 filed on November 7, 1997.

           10.3 Employment Agreement with William J. Ryan. Incorporated by reference to Form S-4 filed on November 7, 1997.

           10.4 Employment Agreement with M. Wayne Wisehart. Incorporated by reference to Form S-4 filed on November 7, 1997.

           10.5 Employment Agreement with K. Patrick Meehan.Incorporated by reference to Form S-4.


     (b)   Reports on Form 8-K

           None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS WIRELESS, INC.

Date: February 13, 1998                 By:   /s/ Robert Price
                                           ------------------------
                                                  Robert Price
                                                  Chairman of the Board