Form 10-Q
period 1997-09-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-02-23
CIK 1046202

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ___________________

                                   FORM 10-Q
                              ___________________


( X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from                to
                              ___________________

                       Commission file number 1-333-36253
                                              -----------
                              ___________________

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
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

                              ____________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing

requirements for the past 90 days.      Yes    X       No _____
                                            --------

The number of shares outstanding of the issuer's common stock as of November 7, 1997 was 100.

_______________________________________________________________________________

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX


PART  I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets- December 31, 1996 and September 30, 1997....     1

        Condensed Consolidated Statements of Operations - Three Months ended
        September 30, 1996 and 1997 and nine months ended  September 30, 1996 and 1997.....     2

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30,
        1996 and 1997......................................................................     3

        Notes to Condensed Consolidated Financial Statements...............................     4

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................   6


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings..................................................................  13

   ITEM 2. Changes in Securities..............................................................  13

   ITEM 3. Defaults Upon Senior Securities....................................................  13

   ITEM 4. Submission of Matters to a Vote of Security Holders................................  13

   ITEM 5. Other Information..................................................................  13

   ITEM 6. Exhibits and Reports on Form 8-K...................................................  13

SIGNATURES....................................................................................  14

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)
                                  (Unaudited)


                                             December 31,       September 30,
                                                1996                1997
                                             ------------      -------------
                                             (Predecessor)       (Successor)
Current Assets
    Cash and cash equivalents                $    1,698           $  175,213
    Trade accounts receivables, net of
      allowance for doubtful accounts            18,784               15,956
    Receivables from other cellular carriers      1,706                3,102
    Other receivables                              --                319,183
    Deferred income taxes                           830                  930
    Prepaid expenses                              2,313                2,344
    Inventory                                     5,106                1,811
                                             ----------           ----------

           Total Current Assets                  30,437              518,539

Net property, plant and equipment               132,438              145,441
Licenses, net of amortization                   375,808              799,081
Other intangible assets and other assets,
  at cost less accumulated amortization          11,259                6,054
                                             ==========           ==========
           Total Assets                      $  549,942           $1,469,115
                                             ==========           ==========

Current Liabilities
    Notes payable                            $    1,366           $    --
    Current installment of long-term debt         5,296                --
    Accounts payable                             10,394                9,298
    Accrued acquisition costs                      --                 13,741
    Purchase price payable                         --                486,446
    Income taxes payable                           --                 50,900
    Accrued expenses                              8,399               14,323
    Other liabilities                             4,686                4,360
                                             ----------           ----------
           Total current liabilities             30,141              579,068

Long-term debt                                  337,000              560,160
Deferred income taxes                            11,500              190,851
Minority interests                                6,371                7,445
                                             ----------           ----------
           Total liabilities                    385,012            1,337,524

Stockholders' equity                            164,930              131,591
                                             ----------           ----------

                                             $  549,942           $1,469,115
                                             ==========           ==========



      See accompanying notes to condensed consolidated financial statements

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          For the three months
                                                                          ended September 30,
                                                   -------------------------------------------------------------------
                                                   -------------------    --------------------    --------------------
                                                   1997                   1997                    1996
                                                   -------------------    --------------------    --------------------
                                                      (Successor)                        (Predecessor)

Revenue:
    Service                                                --               $     45,983              $     37,459
    Equipment sales and installation                       --                      2,525                     2,110
                                                   ------------             ------------              ------------
           Total revenue                                   --                     48,508                    39,569
                                                   ------------             ------------              ------------
Operating expenses:
    Engineering, technical and other direct                --                      7,745                     5,558
    Cost of equipment                                      --                      5,055                     3,874
    Selling, general and administrative                    --                     13,811                    11,865
    Depreciation and amortization                           118                    8,184                     6,295
                                                   ------------             ------------              ------------
           Total operating expenses                         118                   34,795                    27,592
                                                   ------------             ------------              ------------
           Operating Income (loss)                         (118)                  13,713                    11,977
                                                   ------------             ------------              ------------
Other income (expense):
    Interest expense, net                                (2,684)                  (8,354)                   (7,649)
    Other (expense) income, net                            --                         46                      (183)
                                                   ------------             ------------              ------------
           Total other expense                           (2,684)                  (8,308)                   (7,832)

    Income before minority interest& taxes               (2,802)                   5,405                     4,145
Minority interest                                          --                       (528)                     (539)
                                                   ------------             ------------              ------------
    Income before taxes                                  (2,802)                   4,877                     3,606
Income taxes                                               --                       --                        (630)
                                                   ------------             ------------              ------------
    Net income                                           (2,802)               $   4,877              $      2,976
                                                   ============             ============              ============

Net income per share of common stock               $ (28,020.00)                $   0.17               $      0.10
                                                   ============             ============              ============

Average shares outstanding                                  100               27,957,519                28,580,278
                                                   ============             ============              ============

                                                                      For the nine months
                                                                      ended September 30,
                                              --------------------------------------------------------------------
                                              --------------------    --------------------    --------------------
                                                     1997                    1997                    1996
                                              --------------------    --------------------    --------------------
                                                  (Successor)                        (Predecessor)

Revenue:
    Service                                        $       --              $    134,123          $    107,664
    Equipment sales and installation                       --                     7,613                 6,349
                                                   ------------            ------------          ------------
           Total revenue                                   --                   141,736               114,013
                                                   ------------            ------------          ------------

Operating expenses:
    Engineering, technical and other direct                --                    23,301                17,961
    Cost of equipment                                      --                    16,111                12,271
    Selling, general and administrative                    --                    41,014                33,842
    Depreciation and amortization                           118                  23,313                18,167
                                                   ------------            ------------          ------------
           Total operating expenses                         118                 103,739                82,241

           Operating Income (loss)                         (118)                 37,997                31,772
                                                   ------------            ------------          ------------

Other income (expense):
    Interest expense, net                                (2,684)                (24,468)              (23,654)
    Other (expense) income, net                            --                       208                  (242)
                                                   ------------            ------------          ------------
           Total other expense                           (2,684)                (24,260)              (23,896)

    Income before minority interest& taxes               (2,802)                 13,737                 7,876
Minority interest                                          --                    (1,310)               (1,562)
                                                   ------------            ------------          ------------
    Income before taxes                                  (2,802)                 12,427                 6,314
Income taxes                                               --                      --                  (1,578)
                                                      =========            ============          ============
    Net income                                        $  (2,802)           $     12,427          $      4,736
                                                      =========            ============          ============

Net income per share of common stock               $ (28,020.00)           $       0.45          $       0.19
                                                      =========            ============          ============

Average shares outstanding                                  100              27,826,080            25,492,054
                                                      =========            ============          ============



     See accompanying notes to condensed consolidated financial statements

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                               ($ in thousands)
                                  (Unaudited)

                                                                                     For the nine months ended
                                                                                            September 30,
                                                                              -------------------------------------
                                                                              1997         1997           1996
                                                                              ---------    ---------      ---------
                                                                              (Sucessor)         (Predecessor)

Cash flows from operating activities:
       Net income                                                             $  (2,802)    $  12,427     $   4,736
                                                                              ---------     ---------     ---------
       Adjustments to reconcile net income to cash
         provided by operating activities:
              Depreciation and amortization                                         118        23,313        18,167
              Minority interest share of income                                    --           1,310         1,562
              Deferred income taxes                                                --            --             809
              Loss (gain) on disposal of property                                  --               7            59
              Interest deferred and added to long-term debt                        --            --             355
              Payment of deferred interest                                         --          (1,514)       (1,080)
              Decrease (increase) in trade accounts receivble                      --             473          (337)
              Decrease (increase) in inventory                                     --           2,800          (553)
              Increase (decrease) in accounts payable and accrued expenses        4,626           326        (3,789)
              (Increase) decrease in deferred financing costs                    (5,250)         --            --
              Change in other accounts                                             --            (351)        1,991
                                                                              ---------     ---------     ---------
              Total adjustments                                                    (506)       26,364        17,184
                                                                              ---------     ---------     ---------
                    Net cash provoded by operating activities                    (3,308)       38,791        21,920
                                                                              ---------     ---------     ---------

Cash flow from investing activities:
       Capital expenditures                                                        --         (40,757)      (30,174)
       Proceeds from sale of property and equipment                                --             201             4
       Purchase of cellular systems                                                --         (31,469)      (67,580)
       Collection of purchase price adjustment                                     --            --           2,452
       Purchase of minority interests                                              --            (956)       (1,854)
       Deposits for PCS auction                                                    --            --          (5,132)
       Increase in other intangibles assets and other assets                       --            (778)         (522)
                                                                              ---------     ---------     ---------
                    Net cash used in investing activities                          --         (73,759)     (102,806)
                                                                              ---------     ---------     ---------

Cash flows from financing activities:
       Increase in short-term notes payable                                        --          (1,366)        2,964
       Repayment of long-term debt                                                 --          (3,782)     (108,319)
       Proceeds from long term debt                                             175,000        41,000        91,000
       Public offering proceeds, net                                               --            --          94,200
       Employee and non-employee director stock option purchase plan               --            --             290
       Exercise of stock options                                                   --             999            95
                                                                              ---------     ---------     ---------
                    Net cash provided in financing activities                   175,000        36,851        80,230
                                                                              ---------     ---------     ---------

                    Net increase (decrease) in cash and cash equivalents        171,692         1,883          (656)
Cash and cash equivalents at the beginning of the period                           --           1,698         3,436
                                                                              =========     =========     =========
Cash and cash equivalents at the end of the period                            $ 171,692     $   3,581     $   2,780
                                                                              =========     =========     =========



                                     See accompanying notes to condensed consolidated financial statements


              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)




1.   OPERATIONS



          Price Communications Wireless, Inc. ("PCW" or "Company"), a wholly-owned indirect subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 22, 1997 to effect the acquisition (the "Acquisition") of Palmer Wireless, Inc. ("Palmer" or "Predecessor Company") at September 30, 1997. In July 1997, in order to fund a portion of the Acquisition, PCW issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "Notes"). PCW had no assets, liabilities or operations, other than those associated with the issuance of the Notes, prior to the Acquisition and accordingly financial statements have been presented for the Predecessor Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          These statements should be read in conjunction with the Palmer Wireless, Inc. Form 10-K, as the Predecessor's financial statements represent the historical results of Palmer.



          The computation of net income per share for the Predecessor and Successor Company are based on the weighted average number of common shares and, as appropriate, dilutive common equivalent shares outstanding during the periods presented.


3.   THE ACQUISITION


          On September 30, 1997 the Company effectively acquired all of the outstanding shares of Palmer, including all outstanding options and rights under Palmer's employee and director stock purchase plans, for an aggregate purchase price of $486 million. In addition, PCC agreed to repay the outstanding indebtedness of Palmer of approximately $378 million. In connection with this transaction, PCW agreed to enter into an agreement to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and plans to sell its Georgia-1 RSA for approximately $25 million (the GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale, together with the Palmer Merger collectively shall be the "Acquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale will be used to finance a portion of the acquisition.

          In order to fund the Acquisition and pay related fees and expenses, PCW issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan
     borrowings of $200 million.    Interest on the PCW Notes is payable semi-
     annually commencing on January 15, 1998.

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


4.   CREDIT FACILITY


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


5.   OTHER RECEIVABLES


          Other receivables includes the proceeds to be received from the sale of Palmer's Fort Myers MSA and Georgia - 1 RSA and the equity contribution of Price Communications Cellular Holdings, Inc. and Price Communications Corporation.

6.   ACCRUED ACQUISITION COSTS


          Accrued acquisition costs represent all the cost directly associated with the Acquisition, including professional fees, registration fees and severance payments.


7.   PURCHASE PRICE PAYABLE


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


9.   LONG TERM DEBT


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OVERVIEW


     Price Communications Wireless, Inc. ("Successor Company") is the successor company to Palmer Wireless, Inc. ("Company" or "Predecessor Company"). The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1997, the Company provided cellular telephone service to 337,345 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.9 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULAR ONE.


MARKET OWNERSHIP

     The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and September 30, 1997.




     Cellular Service Area                                                December 31,          September 30,
     ---------------------                                                 1996                    1997


     Albany, Georgia...........................................            82.7%                   82.7%

     Augusta, Georgia..........................................           100.0                   100.0

     Columbus, Georgia.........................................            84.9                    85.2

     Macon, Georgia............................................            99.1                    99.2

     Savannah, Georgia.........................................            98.5                    98.5

     Dothan, Alabama...........................................            92.3                    92.5

     Montgomery, Alabama.......................................            91.9                    92.8

     Georgia 1 - RSA...........................................           100.0                   100.0

     Georgia 6 - RSA...........................................            94.8                    95.1

     Georgia 7 - RSA...........................................           100.0                   100.0

     Georgia 8 - RSA...........................................           100.0                   100.0

     Georgia 9 - RSA...........................................           100.0                   100.0

     Georgia 10 - RSA..........................................           100.0                   100.0

     Georgia 12 - RSA..........................................           100.0                   100.0

     Georgia 13 - RSA..........................................             N/A                    82.7

     Alabama 8 - RSA...........................................           100.0                    100.0

     Fort Myers,                                                           99.0                     99.0
     Florida...................................................
     Panama City,                                                          77.9                     78.4
     Florida...................................................


     On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

     In connection with the acquisition of the Company by Price Communications Wireless, Inc., the Fort Myers property was sold on October 6, 1997 and the Georgia-1 RSA is to be sold shortly.

RESULTS OF OPERATIONS

     The following table sets forth for the Predecessor Company, for the periods indicated, the percentage, which certain amounts bear to total revenue.

                                  Three Months Ended     Nine Months Ended
                                    September 30,        September 30,
                                 --------------------    --------------  -----------
                                   1996        1997          1996         1997
                                 ---------   ---------   --------------  -----------
Revenue:
Service........................      94.9%       94.8%      94.6%           94.6%
Equipment sales and installation      5.1         5.2        5.4             5.4
                                      ---         ---        ---             ---
     Total revenue.............     100.0       100.0      100.0           100.0

OPERATING EXPENSES:
Engineering, technical and
 other direct:
     Engineering and technical
      (1)......................       7.6        7.8        8.0              8.0
     Other direct costs of
      services (2).............       9.8        8.1       10.7              8.4
Cost of equipment (3)..........       9.4       10.4       10.3             11.4
Selling, general and
 administrative:
     Sales and marketing (4)...       7.5        8.2       8.0               8.4
     Customer service (5)......       6.1        6.0       5.7               6.3
     General and
      administrative (6).......      15.2       14.3      15.0              14.2
Depreciation and amortization..      15.3       16.9      15.4              16.5
                                    -----                -----             -----
     TOTAL OPERATING EXPENSES..      70.9       71.7      73.1              73.2

Operating income...............      29.1%      28.3%     26.9%             26.8%
Operating income before
 depreciation
     and amortization (7)......      44.4%      45.2%     42.3%             43.3%
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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 OF PREDECESSOR COMPANY


     REVENUE. Service revenues totaled $46.0 million for the third quarter of 1997, an increase of 17.7% over $39.0 million for the third quarter of 1996. This increase was primarily due to a 31.2% increase in the average number of subscribers to 329,556 for the third quarter of 1997 versus 251,117 for the third quarter of 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the recent acquisitions.

     Average monthly revenue per subscriber decreased 6.4% to $46.51 for the third quarter of 1997 from $49.70 for the third quarter of 1996. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

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

     OPERATING EXPENSES. Engineering and technical expenses increased by 20.9% to $3.8 million for the third quarter of 1997 from $3.1 million in the third quarter of 1996, due primarily to the increase in subscribers and the recent acquisitions. As a percentage of revenue, engineering and technical expenses increased to 7.8% from 7.6% for the third quarter of 1997 and 1996, respectively. The increase from 1996 to 1997 relates to the fixed costs associated with additional cell sites constructed and obtained in recent acquisitions. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services remained consistent at $4.0 million for the third quarter of 1997 and 1996. As a percentage of revenue, other direct costs of service decreased to 8.1% from 9.8%, reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets.

     The cost of equipment increased 30.5% to $5.1million for the third quarter of 1997 from $3.9 million for the third quarter of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin increased to (100.0%) for the third quarter of 1997 from (83.6%) for the third quarter of 1996. This increase in margin is a result of efforts to address market competition and improve market share, the Company sold more telephones below cost in the third quarter of 1997 than in the same period of 1996.

     Sales and marketing costs increased 28.0% to $4.0 million for the third quarter of 1997 from $3.1 million for the same period in 1996. This increase is primarily due to the 6.7% increase in gross subscriber activations and the resulting increase in commissions and higher advertising costs. As a percentage of total revenue, sales and marketing costs increased to 8.2% from 7.5% for the third quarter of 1997 and 1996, respectively. The increase was due to increased advertising costs in response to market competition. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $597 for the third quarter of 1997 from $416 for the third quarter of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones and an increase in commissions



     Customer service costs increased 15.8% to $2.9 million for the third quarter of 1997 from $2.5 million for the third quarter of 1996. As a percentage of revenue, customer service costs decreased to 6.0% from 6.1% for the third quarter of 1997 and 1996, respectively. The decrease was due primarily to higher revenue in the third quarter of 1997 than the same period in 1996, while costs remained relatively the same.

     General and administrative expenditures increased 10.8% to $6.9 million for the third quarter of 1997 from $6.3 million for the third quarter of 1996, due primarily to the increase cost associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of total revenue to 14.3% in the third quarter of 1997 from 15.2% in the third quarter of 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

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



NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 OF PREDECESSOR COMPANY


     REVENUE. Service revenues totaled $134.1 million for the nine months ended September 30, 1997, an increase of 20.0% over $111.8 million for the nine months ended September 30, 1996. This increase was primarily due to a 34.4% increase in the average number of subscribers to 313,611 as of September 30, 1997 versus 233,261 as of September 30, 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions.



     Average monthly revenue per subscriber decreased 7.3% to $47.52 for the nine months ended September 30, 1997 from $51.28 for the same period in 1996. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers are. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

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

     OPERATING EXPENSES. Engineering and technical expenses increased by 21.2% to $11.5 million for the nine month ended September 30, 1997 from $9.5 million in the same period 1996, due primarily to the increase in subscribers and recent acquisitions. As a percentage of revenue, engineering and technical expenses remained constant at 8.0% for the nine-month ended September 30, 1997 and 1996, respectively. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services decreased 6.3% to $11.8 million for nine months ended September 30, 1997 from $12.6 million for the same period in 1996 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service decreased to 8.4% from 10.7%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base.

     The cost of equipment increased 31.3% to $16.1 million for the nine months ended September 30, 1997 from $12.3 million for the same period in 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (111.6%) for the nine months ended September 30, 1997 from (93.3%) for the same period in 1996. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the first half of 1997, on average, than in the same period of 1996.

     Sales and marketing costs increased 26.9% to $11.9 million for the nine months ended September 30, 1997 from $9.4 million for the same period in 1996. This increase is primarily due to the 18.6% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs increased to 8.4% from 8.0% for the nine months ended September 30, 1997 and 1996, respectively. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $510 for the nine months ended September 30, 1997 from $389 for the same period in 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones and an increase in commissions and advertising costs.


     Customer service costs increased 31.9% to $8.9 million for the nine months ended September 30, 1997 from $6.8 million for the same period in 1996. As a percentage of revenue, customer service costs increased to 6.3% from 5.7% for the nine months ended September 30, 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

     General and administrative expenditures increased 14.1% to $20.2 million for the nine months ended September 30, 1997 from $17.7 million for the same period in 1996, due primarily to the increase in the costs associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of revenue to 14.2% in the nine months ended September 30, 1997 from 15.0% for the same period in 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

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


     Income tax expense was not provided for the three and nine months ended September 30, 1997 as the Company expects to recognize sufficient interest expense as a result of the acquisition to eliminate all income taxes. The Company recognized $0.6 million and $1.6 million for the same periods in 1996.

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

     At the effective time of the Palmer Merger, PCW borrowed all term loans available under the New Credit Facility and approximately $120 million of the revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On September 30, 1997, the Company executed the New Credit Facility. The New Credit Facility bears interest at a floating rate between
 .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% and 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated total earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The New Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries and contains limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and requires the Company to maintain compliance with certain financial ratios.

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


OTHER

     Pursuant to an Agreement and Plan of Merger dated May 23, 1997 by and among Price Communications Corporation ("Price"), Price Communications Wireless, Inc. and the Company, on October 6, 1997 Price acquired all issued and outstanding shares of common stock of the Company and outstanding options and rights under employee and director stock purchase plans for a purchase price of $17.50 per share in cash.

     Following this merger, the common stock of the Company ceased to be authorized to be quoted on the NASDAQ Stock Market and became eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.



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

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       Exhibit
       Number                                    Description
       ------                                    ------------
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

       10.3                      Employment Agreement with William J. Ryan.
                                 Incorporated by reference to Form S-4 filed on November 7, 1997.

       10.4                      Employment Agreement with M. Wayne Wisehart.
                                 Incorporated by reference to Form S-4 filed on November 7, 1997.

       10.5                      Employment Agreement with K. Patrick Meehan.
                                 Incorporated by reference to Form S-4 filed on November 7, 1997.

       (b)  Reports on Form 8-K


        None.

SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS WIRELESS, INC.

Date:  November 14, 1997          By:   /s/ Robert Price
                                     ----------------------
                                            Robert Price
                                            Chairman of the Board





Date:  November 14, 1997          By:     /s/ M. Wayne Wisehart
                                      --------------------------
                                          M. Wayne Wisehart
                                       Vice President, Treasurer
                                      and Chief Financial Officer