Form 10-K405
period 1997-12-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-03-31
CIK 1046202

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _________________ to ____________________

Commission file number 333-36253


                      PRICE COMMUNICATIONS WIRELESS, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     13-3956941
  -----------------------------                    ----------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification Number)


45 Rockefeller Plaza, New York, New York                  10020
----------------------------------------           ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (212) 757-5600
                                                   ----------------------

Securities registered pursuant to Section 12(b) or
Section 12(g) of the Act:                                  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ____ No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form IO-K or any amendment to the Form IO-K. [X]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

        No shares of the Company's Common Stock were held by nonaffiliates of the Company on March 31, 1998.

        The number of shares outstanding of the Company's Common Stock as of March 31, 1998 was 100.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

        None

                      OMISSION OF CERTAIN INFORMATION BY
                       CERTAIN WHOLLY-OWNED SUBSIDIARIES

        The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.

                                    PART I

ITEM 1.   BUSINESS
          --------

GENERAL

        Unless otherwise indicated, all references herein to "PCW" refer to Price Communications Wireless, Inc. and all references herein to the "Company" refer to PCW and its subsidiaries and their respective predecessors. References herein to the "Acquisition" refer to the acquisition by PCW, which is a wholly-owned direct subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings") and a wholly-owned indirect subsidiary of Price Communications Corporation ("PCC"), of Palmer Wireless, Inc. ("Palmer") and the related sales of the Fort Myers and Georgia-1 systems of Palmer, as described below under "The Acquisition." As used herein, the term "Palmer" includes its subsidiaries and predecessors. PCW's principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. Except for historical financial information and unless otherwise indicated, all information presented below relating to the Company, including Pops, Net Pops and the systems, gives effect to the consummation of the Acquisition (including the sales of the Fort Myers and Georgia- 1 systems). See "Certain Terms" for definitions of certain terms used herein.

        The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in Georgia, Alabama and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

        The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers and to implement new technologies as soon as economically practicable. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer seven-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants. By marketing its products and services under the CELLULAR ONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

MARKETS AND SYSTEMS

        The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of December 31, 1997, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage, the Net Pops and the date of initial operation of such system by Palmer or a predecessor operator.


                         ESTIMATED                            DATE SYSTEM
  SERVICE AREA(1)      POPULATION(2)  PERCENTAGE    NET POPS  OPERATIONAL
  ---------------      -------------  ----------   ---------  -----------
  Albany, GA.......       118,527         86.5%      102,526       4/88
  Augusta, GA......       439,116        100.0       439,116       4/87
  Columbus, GA.....       254,150         85.2       216,518      11/88
  Macon, GA........       313,686         99.2       311,234      12/88
  Savannah, GA.....       283,978         98.5       279,718       3/88
  Georgia-6 RSA....       199,516         96.3       192,134       4/93
  Georgia-7 RSA....       134,376        100.0       134,376      10/91
  Georgia-8 RSA....       157,451        100.0       157,451      10/91
  Georgia-9 RSA....       119,410        100.0       119,410       9/92
  Georgia-10 RSA...       149,699        100.0       149,699      10/91
  Georgia-12 RSA...       211,799        100.0       211,799      10/91
  Georgia-13 RSA...       147,392         86.5       127,494      10/90
  Dothan, AL.......       136,160         94.6       128,807       2/89
  Montgomery, AL...       318,371         92.8       295,430       8/88
  Alabama-8, RSA...       171,993        100.0       171,993       7/93
                        ---------                  ---------

 Subtotal..........     3,155,624                  3,037,705
                        ---------                 ----------

  Panama City, FL..       146,018         78.4       114,493       9/88
                        ---------                    -------

 Total.............     3,301,642                  3,152,198
                        ---------                 ----------

(1) Does not include the Alabama-5 RSA and South Carolina-7 RSA where the Company has Interim Operating Authority ("I0A"). (IOA is granted for an area to a licensee holder in an adjacent area when there are no license holders in such area). The Company has no subscribers in the South Carolina-7 RSA, but instead provides roaming access to its own subscribers and others when they travel in this service area, utilizing its existing cell sites. Construction permits were granted to third parties ("Permittees") for the Alabama-5 RSA and South Carolina-7 RSA. The Permittees are required to complete construction of their respective RSA within 18 months. After completing construction, a Permittee may give the Company ten days prior written notice, at which point the Company would be required to sell all of its subscribers of its other systems who reside within the boundaries of the markets to the Permittee at cost.

(2)  Based on population estimates for 1996 from the DLJ 1997 Fall Book.

GEORGIA/ALABAMA

        In 1988, the Company acquired controlling interests in the licenses to operate cellular telephone systems in the four MSAs (Montgomery and Dothan, Alabama and Columbus and Albany, Georgia) that make up the core of its Georgia/Alabama cluster. The Company continued to increase its presence in this market by acquiring additional cellular service areas in 1989 (Macon, Georgia
MSA), 1992 (Georgia-9 RSA), 1993 (Alabama-8 RSA), 1994 (Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA and Georgia-12 RSA), 1995 (Savannah, Georgia MSA and Augusta, Georgia MSA) and 1996 (Georgia-1 RSA and Georgia-6 RSA). The Augusta, Georgia MSA includes Aiken County in South Carolina. In 1994, the Company also received an IOA from the FCC to provide service in two counties within the southern portion of the Alabama-5 RSA. In 1995, as a result of the GTE Acquisition (as such term is defined below), the Company received an IOA from the FCC to provide service to South Carolina-7 RSA and South Carolina-8 RSA. In the aggregate, these markets (excluding the Alabama-5 RSA, South Carolina-7 RSA and South Carolina-8 RSA where the Company has only an IOA) now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, during the last several years there has been an influx of new manufacturing plants in this market. As of December 31, 1997 the Company utilized 207 cell sites in this cluster (including three cell sites in Alabama 5 RSA), 23 of which were constructed by the Company in 1995, 42 of which were placed in service in 1996, and 26 of which were placed in service in 1997.

PANAMA CITY

        The Company acquired control of the non-wireline cellular license for the Panama City, Florida market in 1991. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1997, the Company utilized 12 cell sites in this market.

COMPANY STRATEGY

        The Company's four strategic objectives are to: (1) expand its revenue base by increasing penetration in existing service areas and encouraging greater usage among its existing customers, (2) provide high-quality customer service to create and maintain customer loyalty, (3) enhance performance by aggressively pursuing opportunities to increase operating efficiencies and (4) expand its regional wireless communications presence by selectively acquiring additional interests in cellular telephone systems (including minority interests). Specifically, the Company strives to achieve these objectives through implementation of the following:

        Aggressive, Direct Marketing. The Company employs a two-tier direct
        ----------------------------
sales force. A retail sales force handles walk-in traffic at the Company's 34 retail outlets, and a targeted sales staff solicits certain industries and government subscribers. The Company's management believes that its internal sales force is more likely than independent agents to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs.

        Flexible, Value-Oriented Pricing Plans. The Company provides a range of
        --------------------------------------
pricing plans, each of which includes a monthly access fee and a bundle of "free" minutes. Additional home rate minutes are charged at rates ranging from $0.05 per minute to $0.30 per minute depending on usage plan and time of day. In addition, the Company offers wide area home rate roaming in the Company's systems and low flat rate roaming in a six state region in the Southeastern United States.

        The Company believes that an increase in its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e., they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill.

        Adopting State of the Art System Design. The Company's network allows
        ---------------------------------------
the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including primarily caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference, and vice versa. The Company believes this innovation will allow the Company to be the roaming partner of choice for such PCS operators. The Company has already reached an agreement with AT&T with respect to PCS roaming and expects that other PCS operators may choose, like AT&T, to concentrate PCS buildout in urban centers rather than the more rural areas in which the Company concentrates.

        Focusing on Customer Service. Customer service is an essential element
        ----------------------------
of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. In addition, subscribers are able to report cellular telephone service or account problems to the Company's headquarters 24 hours a day. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#l MSA in 1997, 1996, 1995, 1993, and 1992; #1 RSA in
1995).

        Agressive Cost Control Efforts. The Company believes that its monthly
        ------------------------------
operating costs per subscriber rank among the lowest in the industry. The Company's management attributes this competitive advantage to a variety of factors, including the efficiencies associated with its direct sales force, extensive use of in-house technical and engineering staff, maintenance of aggressive fraud control procedures and in-house billing capabilities, as well as general efforts to reduce corporate general and administrative expenses. The Company has also realized substantial savings on its interconnection charges from landline carriers by using its own microwave and fiber optic network to connect cellular switching equipment to cell sites without the use of landline carriers.

THE ACQUISITION

        Prior to the Merger described below, the Company did not have any assets, liabilities or operations other than the proceeds from the issuance of the Old Senior Subordinated Notes described herein and liabilities with respect thereto. PCC was incorporated in 1979.

        On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, the Company assumed all outstanding indebtedness of Palmer of approximately $378.0 million ("Palmer Existing Indebtedness"), making the aggregate purchase price for Palmer (including transaction fees and expenses) approximately $880 million. The Company refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

        PCW entered into an agreement (the "Fort Myers Sale Agreement") to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). On October 6, 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer.

        On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW, for $25 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 and generated proceeds to the Company of $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer.

        In order to fund the Acquisition and pay related fees and expenses, PCW issued (the "Offering") $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "Old Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million (the "New Credit Facility"). On October 6, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. DLJ Capital Funding, Inc. ("DLJ Capital Funding") provided and syndicated the New Credit Facility. In December, 1997, the Old Notes were exchanged by the holders thereof for 11 3/4% Series B Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") of PCW. The terms of the Senior Subordinated Notes are identical in all material respects to the Old Notes, except that the offer of the Senior Subordinated Notes was registered under the Securities Act of 1933, as amended, and therefore, the Senior Subordinated Notes are not subject to certain transfer restrictions, registration rights and related liquidated damage provisions applicable to the Old Notes. See "Description of New Credit Facility."

        The acquisition of Palmer was funded in part through a $44 million equity contribution from PCC which was in the form of cash and common stock of Palmer. An additional amount of approximately $76 million of the purchase price for the Acquisition was raised out of the proceeds from the issuance and sale for $80 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings and warrants to purchase shares of Common Stock of PCC.

RISK FACTORS

        In addition to the other matters described herein, holders of the Senior Subordinated Notes should carefully consider the following risk factors.

        Leverage, Liquidity and Ability to Meet Required Debt Service.  On a pro
        -------------------------------------------------------------
forma basis, after giving effect to the Offering, the application of the net proceeds therefrom and the Acquisition and related financings, PCW's consolidated ratio of long-term debt to stockholders' equity was 22.2 to 1.00 at December 31, 1997 and its ratio of EBITDA to interest expense was 1.64 to 1.00 for the year ended December 31, 1997. The Company's high degree of leverage could limit significantly its ability to make acquisitions, withstand competitive pressures or adverse economic conditions, obtain necessary financing or take advantage of business opportunities that may arise.

        The Company's only committed source of liquidity is the New Credit Facility, under which $87 million of revolving loans remains available. The Company expects to have sufficient availability under the New Credit Facility to meet its liquidity needs for the next 12 months. The Company intends to use the availability under the New Credit Facility for general corporate purposes and, if the Company's tax planning strategy is unsuccessful, to finance the $50.5 million tax payment due with respect to the Fort Myers Sale and Georgia Sale. See "Notes to Consolidated Financial Statements." Borrowings under the New Credit Facility are subject to significant conditions, including compliance with certain financial ratios and the absence of any material adverse change. The Company's ability to meet its working capital and operational needs and to provide funds for debt service, capital expenditures and other cash requirements is dependent upon the availability of financing under the New Credit Facility. In addition, the Company intends to pursue opportunities to acquire additional cellular telephone systems which, if successful, will require the Company to obtain additional equity or debt financing to fund such acquisitions. There can be no assurances as to the availability or terms of any such financing or that the terms of the Senior Subordinated Notes or the New Credit Facility will not restrict or prohibit any such debt financing.

        The Company's ability to meet its debt service requirements, including those represented by the Senior Subordinated Notes, will require significant and sustained growth in the Company's cash flow. In addition, the Company expects to fund its growth strategy from cash from operations and borrowings under the New Credit Facility. There can be no assurance that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements or to sustain its growth strategy. In addition, if the Company is unable to avoid the $50.5 million tax payment due with respect to the Fort Myers Sale and Georgia Sale, the Company may be required to obtain additional equity or debt financing. There can be no assurances that the Company would be successful in procuring any such financing. See "Description of New Credit Facility."

        Net Losses. For the period May 29, 1997 through December 31, 1997, the
        ----------
Company incurred net losses of approximately $8.9 million. There can be no assurance that the Company's future operations will generate sufficient earnings to pay its obligations. The Company expects to incur net losses for several years. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Competition. Although current policies of the FCC authorize only two
        -----------
licensees to operate cellular telephone systems in each cellular market, there is, and the Company expects there will continue to be, competition from the other licensee authorized to serve each cellular market in which the Company operates, as well as from resellers of cellular service. Competition for subscribers between cellular licensees is based principally upon the services and enhancements offered, the technical quality of the cellular telephone system, customer service, system coverage and capacity and price. The Company competes with a wireline licensee in each of its cellular markets, some of which are larger and have access to more substantial capital resources than the Company.

        The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services. ESMR is a digital transmission system providing for "cellular-like" communications service. The Company also faces limited competition from and may in the future face increased competition from PCS. It is expected that broadband PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. PCS subscribers could have dedicated personal telephone numbers and would communicate using small digital radio handsets that could be carried in a pocket or purse. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

        Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest, there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future. See "--Competition."

        The Company also faces competition from "resellers." The FCC requires all cellular licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public.

        Potential for Regulatory Changes and Need for Regulatory Approvals. The
        ------------------------------------------------------------------
licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market, are regulated by the FCC. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 1998 (three); 2000 (two); 2001 (four); 2002 (two); 2006 (one);
and 2007 (four). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "--Regulation."

        Fluctuations in Market Value of License. A substantial portion of the
        ---------------------------------------
Company's assets consists of its interests in cellular licenses. The assignment of interests in such licenses is subject to prior FCC approval and may also be subject to contractual restrictions, future competition and the relative supply and demand for radio spectrum. The future value of the Company's interests in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the Company's licenses, such market may not exist in the future or the values obtainable may be significantly lower than at present. As a consequence, in the event of the liquidation or sale of the Company's assets, there can be no assurance that the proceeds would be sufficient to pay the Company's obligations, and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

        Reliance on Use of Third Party Service Mark. The Company currently uses
        -------------------------------------------
the registered service mark CELLULAR ONE to market its services. The Company's use of this service mark is governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark. See "-Description of Cellular One Agreements." If these agreements are not renewed upon expiration and the Company therefore is no longer permitted to use the CELLULAR ONE service mark, the Company's ability both to attract new subscribers and to retain existing subscribers could be materially affected. In addition, if for some reason beyond the Company's control, the name CELLULAR ONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULAR ONE service mark, has significantly reduced its use of the service mark as a primary service mark. There can be no assurance that such reduction in use by AT&T Wireless will not have an adverse effect on the marketing appeal of the brand name.

        Dependence on Key Personnel. The Company's affairs are managed by a
        ---------------------------
small number of key management and operating personnel, the loss of whom could have an adverse impact on the Company. Robert Price, the Director of PCW, and a Director, the President, Chief Executive Officer and Treasurer of PCC, also serves as a Director and Chairman of PriCellular Corporation ("PriCellular"), another operator of cellular telephone systems. The Company believes that Mr. Price's positions with the Company and PriCellular complement one another and benefit both companies because the systems they operate are similar but do not directly compete with one another. Mr. Price's employment agreement with PriCellular provides that he may not be an employee of or have an ownership interest in any company engaged in the operation of cellular telephone systems in the United States other than PriCellular and that any such other company may not acquire any additional cellular telephone system within the United States, in each case, without the unanimous consent of the executive committee of the Board of Directors of PriCellular. The executive committee of the Board of Directors of PriCellular has approved the acquisition of Palmer by PCC. Although the Company and PriCellular historically have not imposed inconsistent demands on Mr. Price's availability, there can be no assurances that such conflicts will not arise in the future. In March 1998, PriCellular entered into an agreement to be sold. Upon consummation of such sale, the restrictions imposed upon Mr. Price's activities by said employment agreement would terminate.

        The Company entered into employment contracts with William J. Ryan and
M. Wayne Wisehart to remain as officers of the Company and also entered into employment contracts with other key employees of Palmer prior to the consummation of the Acquisition. The success of the Company's operations and expansion strategy depends on its ability to retain and to expand its staff of qualified personnel in the future. Effective April 1, 1998, Mr. Ryan will commence to serve as Chairman of the Board and Mr. Wisehart as President and Chief Executive Officer of the Company.

        Radio Frequency Emission Concerns. Media reports have suggested that
        ---------------------------------
certain radio frequency ("RF") emissions from portable cellular telephones may be linked to certain types of cancer. In addition, recently a limited number of lawsuits have been brought, not involving the Company, alleging a connection between cellular telephone use and certain types of cancer. Concerns over RF emissions and interference may have the effect of discouraging the use of cellular telephones, which could have an adverse effect upon the Company's business. As required by the Telecom Act, in August 1996, the FCC adopted new guidelines and methods for evaluating RF emissions from radio equipment, including cellular telephones. While the new guidelines impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use comply with the new standards.

        The Company carries $4.0 million in General Liability insurance and $25 million in umbrella liability coverage. This insurance would cover any liability suits with respect to human exposure to radio frequency emissions. The Company believes that this coverage is adequate to cover potential liabilities.

        Fraudulent Conveyance Statutes. Various laws enacted for the protection
        ------------------------------
of creditors may apply to the Company's incurrence of indebtedness and other obligations in connection with the Acquisition, including the issuance of the Senior Subordinated Notes. If a court were to find in a lawsuit by an unpaid creditor or representative of creditors of the Company that the Company did not receive fair consideration or reasonably equivalent value for incurring such indebtedness or obligation and, at the time of such incurrence, the Company (i) was insolvent; (ii) was rendered insolvent by reason of such incurrence; (iii) was engaged in a business or transaction for which the assets remaining in the Company constituted unreasonably small capital; or (iv) intended to incur or believed it would incur obligations beyond its ability to pay such obligations as they mature, such court, subject to applicable statutes of limitation, could determine to invalidate, in whole or in part, such indebtedness and obligations as fraudulent conveyances or subordinate such indebtedness and obligations to existing or future creditors of the Company.

        The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, the Company would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. On the basis of its historical financial information, its recent operating history as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other factors, the Company's management believes that, after giving effect to indebtedness incurred in connection with the Acquisition and the other related financings, the Company will not be rendered insolvent, it will have sufficient capital for the businesses in which it was not engaged and it will be able to pay its debts as they mature; however, management has not obtained any independent opinion regarding such issues. There can be no assurance as to what standard a court would apply in making such determinations.

        Equipment Failure, Natural Disaster. Although the Company carries
        -----------------------------------
"business interruption" insurance, a major equipment failure or a natural disaster affecting any one of the Company's central switching offices or certain of its cell sites could have a significant adverse effect on the Company's operations.

        Lack of Public Market. The Senior Subordinated Notes are new securities
        ---------------------
for which there currently is no market. The Company does not intend to apply for listing of the Senior Subordinated Notes on any securities exchange or for quotation through the National Association of Securities Dealers Automated Quotation System. There can be no assurance that an active trading market for the Senior Subordinated Notes will develop. If a trading market develops for the Senior Subordinated Notes, future trading prices of such securities will depend on many factors, including prevailing interest rates, the Company's results of operations and financial condition and the market for similar securities.

OPERATIONS

General

        The Company has concentrated its efforts on creating an integrated network of cellular telephone systems in the southeastern United States, principally to date in Georgia, Alabama and Florida. At December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in a total of 16 licensed service areas composed of eight MSAs and eight RSAs. The Company also participates in the North American Cellular Network ("NACN"), a nationwide consortium of nonwireline cellular telephone companies, with the goal of providing seamless regional and national cellular telephone service to its subscribers. Participation in the NACN allows seven-digit dialing access to the Company's subscribers when they travel outside the Company's service areas, providing them with convenient call delivery throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants.

        The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding the Company's subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber.

                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                      1993      1994      1995       1996       1997
Subscribers at end of period (1)..   54,382    99,626    187,870    243,204    309,606
Penetration at end of period (2)..     3.57%     4.54%      6.41%      7.73%      9.40%
Cost to add a net subscriber (3)..  $   198   $   247   $    275   $    436   $    461
Average monthly churn (4).........     1.32%     1.54%      1.51%      1.89%      1.88%
Average monthly service revenue
per subscriber (5)................  $ 56.70   $ 56.54   $  53.80   $  50.23   $  46.24

(1) Each billable telephone number in service represents one subscriber. Amounts at December 31, 1993 include 2,576 subscribers in the Alabama-7
     RSA where the Company had interim operating authority from June 1991 through July 1994.
(2) Determined by dividing the aggregate number of subscribers by the estimated population.
(3) Determined for the periods, by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period including fees paid for use of the CELLULAR ONE service mark, by (ii) the net subscribers added during such period.
(4) Determined for the periods by dividing total subscribers discontinuing service by the average number of subscribers for such period, and divided by the number of months in the relevant period.
(5) Determined for the periods by dividing the (i) sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period, divided by the number of months in the relevant period.

SUBSCRIBERS AND SYSTEM USAGE

        On a pro forma basis, after giving effect to the Acquisition, the Company's subscribers have increased from 17,148 at January 1, 1992 to 309,606 at December 31, 1997. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues. In 1997, cellular telephone service revenues represented 94.6% of the Company's total revenues, with equipment sales and installation representing the balance.

MARKETING

        The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate lower than average deactivations and delinquent accounts, while simultaneously maintaining a low cost of adding net subscribers. Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of high penetration levels and minimum costs per net subscriber addition. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic, and a targeted sales staff solicits certain industries and government subscribers.

The Company believes its use of an internal sales force keeps marketing costs low, both because commissions are lower and because subscriber retention is higher than if it used independent agents. For the twelve months ended December 31, 1997, the Company's cost to add a net subscriber was $461. The Company believes its cost to add a net subscriber will continue to be among the lowest in the cellular telephone industry, principally because of its in-house direct sales and marketing staff.

        The Company also maintains an after-sale telemarketing program implemented through its sales force and a telemarketing service specializing in cellular customer services. This program not only enhances customer loyalty, but also increases add-on sales and customer referrals. The telemarketing program allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

        The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1997, the Company maintained 34 retail stores and 4 offices. Retail stores, which range in size up to 11,000 square feet are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas, and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. In addition, to enhance convenience for its customers, the Company has begun to open smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments-extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

        The Company markets all of its products and services under the name CELLULAR ONE. The national advertising campaign conducted by Cellular One Group enhances the Company's advertising exposure at a fraction of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULAR ONE service in other markets may be more likely to use the Company's service when they travel in the Company's service areas. Cellular telephones of non-wireline subscribers are either programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational, or the subscriber dials a special code or has a cellular telephone equipped with an "A/B" (wireline/non-wireline) switch and selects the wireline carrier.

        Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's call delivery features from those of many of its competitors.

PRODUCTS AND SERVICES

        In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace.

        The following table sets forth a breakdown of the Company's revenues after giving effect to the Fort Myers and Georgia Sales from the sale of its services and equipment for the periods indicated.


                                         PREDECESSOR (PALMER)                                COMPANY
                         ------------------------------------------------------------  -------------------
                                                                                           FOR THE PERIOD
                                   FOR THE YEAR ENDED DECEMBER 31,        FOR THE NINE    OCTOBER 1, 1997
                                                                          MONTHS ENDED        THROUGH
                                                                          SEPTEMBER 30,     DECEMBER 31,
                            1993         1994       1995       1996             1997            1997
                                            (IN THOUSANDS)
 SERVICE REVENUE:
  ACCESS AND USAGE (1).   $20,324       $37,063     $61,607     $105,006        $ 89,339      $31,786
  ROAMING (2)..........     3,075         5,844      11,157       13,099          14,447        5,691
  LONG DISTANCE (3)....     1,309         2,218       3,634        6,632           5,949        2,014
  OTHER (4)............     1,230         2,745       2,585        2,596           2,061          891
                          -------       -------     -------     --------        --------      -------

   TOTAL SERVICE
    REVENUE.............   25,938        47,870      78,983      127,333         111,796       40,382
  EQUIPMENT SALES AND
   INSTALLATION (5)....     5,238         6,381       6,830        7,027           6,242        2,308
                          -------       -------     -------     --------        --------      -------
  TOTAL                   $31,176       $54,251     $85,813     $134,360        $118,038      $42,690
                          =======       =======     =======     ========        ========      =======


(1) Access and usage revenues include monthly access fees for providing service and usage fees based on per minute usage rates.

(2) Roaming revenues are fees charged for providing services to subscribers of other systems when such subscribers or "roamers" place or receive a telephone call within one of the Company's service areas.
(3) Long distance revenue is derived from long distance telephone calls placed by the Company's subscribers.
(4) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system and fees for feature services such as voicemail, call forwarding and call waiting.
(5) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

        Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. For 1997, roaming revenues accounted for 13.2% of the Company's service revenues and 12.5% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's market in Panama City, Florida is a regional shopping and vacation destination and a number of the Company's cellular telephone systems in the Georgia and Alabama market are located along major interstate travel corridors.

        In order to develop the market for cellular telephone service, the Company provides retail distribution of cellular telephones and maintains inventories of cellular telephones. The Company negotiates volume discounts for the purchase of cellular telephones and, in many cases, passes such discounts on to its customers. The Company believes that earning an operating profit on the sale of cellular telephones is of secondary importance to offering cellular telephones at competitive prices to potential subscribers. To respond to competition and to enhance subscriber growth, Palmer has historically sold cellular telephones below cost.

        The Company is currently developing several new services which it believes will provide additional revenue sources. Packet-switching technology will allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are subsequently reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including facsimile and electronic mail transmissions, point-of-sale credit authorizations, package tracking, remote meter reading, alarm monitoring and communications between laptop computer units and local area computer networks or other computer databases. During 1997 Palmer began to implement the use of microcells. Microcells are low powered transmitters, typically constructed on a pole or the roof of a building, which provide reduced radius service within a specific area, such as large office buildings, underground facilities or areas shielded by topographical obstructions. Microcell service could be used, for instance, to provide wireless service within an office environment that was also integrated with wireless service to the home.

CUSTOMER SERVICE

        The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a store manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to better service customers, schedule installations and repairs and monitor the technical quality of the cellular service areas.

        In addition, subscribers are able to report cellular telephone service or account problems to the Company 24 hours a day. Through the use of sophisticated monitoring equipment, technicians at the Company's headquarters are able to monitor the technical performance of its service areas.

        To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULAR ONE service mark. In 1997, the Company was awarded the #1 MSA in CELLULAR ONE's National Customer Satisfaction Survey. The Company has held number one rankings in five out of the last six years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

        The Company has implemented a new software package to combat cellular telephone service fraud. This new software system can detect counterfeit cellular telephones while they are being operated and enables the Company to terminate service to the fraudulent user of the counterfeit cellular telephone. The Company also helps protect itself from fraud with pre-call customer validation and subscriber profiles specifically designed to combat the fraudulent use of subscriber accounts.

NETWORKS

        The Company strives to provide its subscribers with virtually seamless coverage throughout its cellular service market areas, thereby permitting subscribers to travel freely within this region and have their calls and custom calling features, such as voicemail, call waiting and call forwarding, follow them automatically without having to notify callers of their location or to rely on special access codes. The Company has been able to offer virtually seamless coverage by implementing a switch interconnection plan to mobile telephone switching offices ("MTSO") located in adjoining markets. The Company's equipment is built by NORTEL, formerly Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs has been achieved using NTI's internal software and hardware.

        Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world-linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of Palmer's markets with over 4,600 cities in more than 40 states in the United States, Canada, Mexico and Puerto Rico.

SYSTEM DEVELOPMENT AND EXPANSION

        The Company develops its service areas by adding channels to existing cell sites and by building new cell sites. Such development is done for the purpose of increasing capacity and improving coverage in direct response to projected subscriber demand. Projected subscriber demand is calculated for each cellular service area on a cell by cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2.0% (percentage of calls that are not connected on first attempt at peak usage time during the day).

        The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.


                                        AT DECEMBER 31
                           ------------------------------------------------
                            1993      1994      1995     1996         1997

Georgia/Alabama.........   39/(1)/   70/(2)/   121/(3)/  181/(4)/   207/(5)/
Panama City, FL.........    7         7          9        11         12
                           -------   -------   --------  --------   --------
        Total...........   46/(1)/   77/(2)/   130/(3)/  192/(4)/   219/(5)/

(1) Includes two cell sites in the Alabama-7 RSA where the Company had interim operating authority from June 1991 through June 1994.
(2) Includes one cell site in the Alabama-5 RSA where the Company had interim operating authority for two counties of such RSA and 17 existing cell sites that were purchased in the Georgia Acquisition.
(3) Includes two existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 28 existing cell sites that were purchased in the GTE Acquisition.
(4) Includes three existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 17 existing cell sites that were purchased in the Horizon and USCOC acquisitions. See "-Acquisitions."
(5) Includes three existing cell sites in the Alabama-5 RSA where the Company has interim operating authority.

        The Company estimates that in 1997 the capacity of its existing cellular telephone systems increased 30%. During 1997, the Company spent $55.3 million and, based on projected growth in subscriber demand, expects to spend approximately $16 million in 1998 in order to build out its cellular service areas, install an additional microwave network and implement certain digital radio technology. The Company constructed 27 cell sites in 1997 and plans to construct 30 additional cell sites with respect to its existing cellular systems during 1998 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone network and further enhance the overall efficiency of the network. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

        Microwave networks enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers. During 1996, the Company spent $1.0 million to build additional microwave connections. In addition, in 1996 the Company spent $2.6 million to build a fiber optic network between Dothan, Alabama and Panama City, Florida. The installation of this network resulted in savings to the Company from a reduction in fees paid to telephone companies for landline charges, as well as giving the Company the ability to lease out a significant portion of capacity.

DIGITAL CELLULAR TECHNOLOGY

        Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

        The Company began offering Time Division Multiple Access ("TDMA") standard digital service, one of three standards for digital service, during 1997. This digital network allows the Company to offer advanced cellular features and services such as caller-ID, short message paging and extended battery life. Where cell sites are not yet at their maximum capacity of radio channels, the Company is adding digital channels to the network incrementally based on the relative demand for digital and analog channels. Where cell sites are at full capacity, analog channels are being removed and redeployed to expand capacity elsewhere within the network and replaced in such cell sites by digital channels. The implementation of digital cellular technology over a period of several years will involve modest incremental expenditures for switch software and possible significant cost reductions as a result of reduced purchases of radio channels and a reduced requirement to split existing cells. However, as indicated above, the extent of any implementation of digital radio channels and the amount of any cost savings ultimately to be derived therefrom will depend primarily on subscriber demand. In the ordinary course of business, equipment upgrades at the cell sites have involved purchasing dual mode radios capable of using both analog and digital technology.

        The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

ACQUISITIONS

        The Company will continue to evaluate expansion through acquisitions of both (i) contiguous cellular properties and other strategically located RSAs and small to mid-sized MSAs and (ii) minority interests in its existing cellular properties. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, geographic proximity to existing service areas, traffic patterns, cell site coverage and required capital expenditures.

        Palmer entered the cellular telephone business in 1987, when it constructed a cellular telephone system for the Fort Myers, Florida MSA. Palmer acquired control of this system in March 1988 and rapidly expanded its cellular telephone holdings, acquiring control of the non-wireline cellular licenses for the Columbus and Albany, Georgia and Dothan and Montgomery, Alabama MSAs in 1988.

        In 1991, Palmer acquired control of the non-wireline cellular license for the Panama City, Florida MSA. In 1992 and 1993, Palmer acquired two nonwireline cellular licenses for RSAs contiguous to Palmer's MSAs in Georgia and Alabama: the Georgia-9 RSA in June 1992 and the Alabama-8 RSA in April 1993. The Georgia-9 RSA acquisition added the geographic territory between the Columbus, Macon and Albany, Georgia MSAs to Palmer's service area coverage. The Alabama-8 RSA expanded Palmer's service areas around three MSAs served by Palmer, covering a substantial portion of the geographic territory between the Montgomery, Alabama, Columbus, Georgia and Dothan, Alabama MSAs and the Georgia-9 RSA. In 1993, Palmer also increased its majority position in its MSAs in Albany, Georgia and in Dothan and Montgomery, Alabama, through the purchase of certain minority interests for an aggregate purchase price of $2.9 million.

        During 1994, Palmer continued to acquire minority interests in six of its MSAs for an aggregate purchase price of $3.1 million. Also, on October 31, 1994, Palmer acquired the cellular telephone systems of Southeast Georgia Cellular Limited Partnership ("SGC") and Georgia 12 Cellular Limited Partnership ("Georgia 12" and together with SGC, the "Georgia Partnerships") for an aggregate purchase price of $91.7 million (the "Georgia Acquisition"). The assets acquired by Palmer from SGC included the non-wireline cellular telephone systems for the Georgia-7 RSA, Georgia-8 RSA and Georgia-10 RSA. The assets acquired by Palmer from Georgia 12 included the non-wireline cellular telephone system located in the Georgia-12 RSA. The cellular telephone systems in the acquired RSAs serve a geographic territory in southeast Georgia that is adjacent to Palmer's Georgia-9 RSA and Macon, Georgia MSA.

        In December 1995, Palmer acquired interests in cellular telephone systems by purchasing Georgia Metronet, Inc. ("GMI") and Augusta Metronet, Inc. ("AMI" and together with GMI, the "GTE Companies") for an aggregate purchase price of $158.4 million (the "GTE Acquisition"). The assets acquired by Palmer in the GTE Acquisition included the non-wireline cellular telephone system located in the Savannah MSA and Augusta MSA, respectively. The cellular telephone systems in the newly-acquired MSAs serve a geographic territory in eastern Georgia and a portion of South Carolina that is adjacent to Palmer's existing markets in the Georgia-8 RSA and Georgia-12 RSA. In addition, Palmer also acquired the interim operating authority to provide cellular service to the southern portions of the South Carolina-7 RSA and South Carolina-8 RSA, respectively, which serve a geographic territory that is adjacent to Palmer's existing markets in the Georgia-8 RSA as well as the Savannah, and Augusta, Georgia MSAs. In addition, during 1995, Palmer acquired additional minority interests in six of its MSAs for an aggregate purchase price of $2.0 million.

        On June 20, 1996, Palmer acquired the cellular telephone system of USCOC of Georgia RSA #1, Inc. ("USCOC") for an aggregate purchase price of $31.6 million. The assets acquired by Palmer from USCOC included the cellular telephone system in the Georgia-1 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of northwest Georgia between Chattanooga and Atlanta.

        On July 5, 1996, two of Palmer's majority-owned subsidiaries acquired the cellular telephone system of Horizon Cellular Telephone Company of Spalding, L.P. ("Horizon") for an aggregate purchase price of $36.0 million. The assets acquired by Palmer from Horizon include the cellular telephone system in the Georgia-6 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of west central Georgia adjacent to Palmer's Macon and Columbus, Georgia MSAs.

        On January 31, 1997, a majority-owned subsidiary of Palmer acquired the cellular telephone system serving the Georgia-13 RSA from Mobile Communications Systems L.P. for a total purchase price of $31.5 million. The cellular telephone system in the acquired RSA serves a geographic territory of southwest Georgia adjacent to Palmer's Albany, Georgia and Dothan, Alabama MSAs.

COMPETITION

        The cellular telephone service industry in the United States is highly competitive. Cellular telephone systems compete principally on the basis of services and enhancements offered, the technical quality of the cellular system, customer service, coverage capacity and price of service and equipment. Currently, the Company's primary competition in each of its service areas is the other cellular licensee-the wireline carrier. The table below lists the wireline competitor in each of the Company's existing service areas:

MARKET                            WIRELINE COMPETITOR

Albany, GA .....................  ALLTEL
Augusta, GA ....................  ALLTEL
Columbus, GA....................  Public Service Cellular
Macon, GA ......................  BellSouth
Savannah, GA....................  ALLTEL
Georgia-6 RSA...................  BellSouth and Intercel (1)
Georgia-7 RSA...................  Cellular Plus and BellSouth (1)
Georgia-8 RSA..................   ALLTEL
Georgia-9 RSA...................  ALLTEL and Public Service Cellular (1)
Georgia-10 RSA..................  Cellular Plus and ALLTEL (1)
Georgia-12 RSA..................  ALLTEL
Georgia-13 RSA..................  ALLTEL
Dothan, AL......................  BellSouth
Montgomery, AL..................  ALLTEL
Alabama-8 RSA...................  ALLTEL
Panama City, FL.................  360(degrees) Communications Company
                                  (formerly Sprint Cellular)

------------
(1) The wireline service area has been subdivided into two service areas by the purchasers of the authorization for the RSA.

        The Company also faces limited competition from and may in the future face increased competition from broadband PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS subscribers communicate using digital radio handsets.

        The FCC allocated 120 MHZ of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies-blocks "A" and "B" being two 30 MHZ allocations for each of the 51 Major Trading Areas ("MTAs") throughout the United States; block "C" being one 30 MHZ allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D," "E" and "F" being three 10 MHZ allocations in each of the BTAs. The FCC has concluded the auction of all broadband PCS frequency blocks.

        The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, SMR and ESMR systems and paging services.

        In addition, the FCC has licensed operators to provide mobile satellite service in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations. Although such a system is designed primarily to serve remote areas and is subject to transmission delays inherent in satellite communications, a mobile satellite system could augment or replace communications with segments of land-based cellular systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced with cellular telephone services.

        In order to grow and compete effectively in the wireless market, the Company plans to follow a strategy of increasing its bundled minute offerings. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e., they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill. These factors translate into more satisfied customers, greater customer usage and lower churn among existing subscribers. The perceived greater value also increases the number of potential customers in the marketplace. The Company believes that this strategy will enable it to increase its share of the wireless market.

SERVICE MARKS

        CELLULAR ONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULAR ONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1997, the Company paid $303,000 in licensing and advertising fees under these agreements. See "Risk Factors-Reliance on Use of Third-Party Service Mark."

DESCRIPTION OF CELLULAR ONE AGREEMENTS

        The Company is currently party to sixteen license agreements with Cellular One Group, which cover separate cellular telephone system areas. The terms of each agreement (each, a "Cellular One Agreement") are substantially identical. Pursuant to each Cellular One Agreement, Cellular One Group has granted a license to use the "CELLULAR ONE" mark (the "Mark") in its FCC-licensed territory (the "Licensed Territory") to promote its cellular telephone service. Cellular One Group has agreed not to license such mark to any other cellular telephone service provider in such territory during the term of the agreement.

        In connection with each Cellular One Agreement, the Company has agreed to pay an annual licensing fee equal to $.02 per person in the Licensed Territory based on the total population of the market, subject to a minimum payment of $3,000, and, in certain circumstances, will pay an annual advertising fee not in excess of $.05 per person in the Licensed Territory.

        Each Cellular One Agreement has a term of five years and is renewable, subject to the conditions described herein, at the option of the Company for three additional five-year terms subject to provision of advanced written notice by the Company. In connection with any renewal, the Company must execute Cellular One Group's then-current form of license renewal agreement, which form may contain provisions materially different than those in the Cellular One Agreement.

        Cellular One Group may terminate the Cellular One Agreements at any time without written notice to the Company upon certain events, including bankruptcy, insolvency and dissolution of the Company.

        In addition, Cellular One Group may terminate such Agreements at any time, subject to delivery of written notice (i) if the Company fails to achieve 85% customer satisfaction (or such higher percentage established by Cellular One Group) for a prescribed amount of time, (ii) if the Company fails to achieve
65% customer satisfaction in any survey other than an initial customer satisfaction survey by Cellular One, (iii) if any principal stockholder or officer of the Company is convicted of a felony, fraud or other crime that Cellular One Group believes is reasonably likely to have an adverse effect on the Mark, (iv) if a threat or danger to public health or safety results from the operation of the Company's cellular telephone business, (v) if the Company violates certain undertakings in the Cellular One Agreement, including limitations on assignment and confidentiality restrictions, (vi) if the Company knowingly submits false reports or information to Cellular One Group or any other entity conducting a customer satisfaction survey or (vii) if the Company contests in any proceeding the validity or registration of, or Cellular One Group's ownership of, the Mark. The Company's customer satisfaction ratings have consistently far exceeded the minimum requirements of such Agreements.

        Finally, Cellular One Group may terminate the Cellular One Agreements if the Company (i) fails to pay any amounts thereunder when due or fails to submit information required to be provided pursuant to the Cellular One Agreement when due or makes a false statement in connection therewith, (ii) fails to operate its business in conformity with FCC directives, technical industry standards and other standards specified from time to time by Cellular One Group, (iii) misuses, makes unauthorized use of or materially impairs the goodwill of the Mark, (iv) engages in any business under a name that is confusingly similar to the Mark, or (v) permits a continued violation of any law or regulation applicable to it, in each case subject to a thirty-day cure period.

        The Cellular One Agreements are terminable by the Company at any time subject to 120 days' written notice.

        The Company has agreed to indemnify Cellular One Group and its employees and affiliates, including its constituent partners, against all claims arising from the operation of its cellular phone business and the costs, including attorneys fees, of defending against them.

REGULATION

        As a provider of cellular telephone services, the Company is subject to extensive regulation by the federal government.

        The licensing, construction, operation, acquisition and transfer of cellular telephone systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules governing the construction and operation of cellular telephone systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For cellular licensing purposes, the United States is divided into MSAs and RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal blocks designated as Block A and Block B. Block A licenses were initially reserved for non-wireline companies, such as Palmer, while Block B licenses were initially reserved for entities affiliated with a local wireline telephone company. Under current FCC Rules, a Block A or Block B license may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own any substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

        Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 1998 (three); 2000 (two); 2001
(four); 2002 (two); 2006 (one); and 2007 (four). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits a renewal expectancy. The Company believes that the licenses controlled by the Company will be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. A non-renewal of all licenses that are currently pending would have a material adverse effect on the Company's result of operations.

        Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular telephone systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee and current FCC Rules provide that competing applications for these "unserved areas" are to be resolved through the auction process. The Company has no material unserved areas in any of its cellular telephone systems that have been licensed for more than five years.

        The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for acquisitions by the Company of other cellular telephone systems licensed by the FCC and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based upon its experience to date, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

        The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

        From time to time, legislation which could potentially affect the Company, either beneficially or adversely, may be proposed by federal and state legislators. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of this or other legislation on its operations.

        The major provisions of the Telecom Act potentially affecting the Company are as follows:

        Interconnection. The Telecom Act requires state public utilities
        ---------------
commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

        On August 8, 1996, the FCC released its First Report and Order in the matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 ("FCC Order") establishing the rules for the costing and provisioning of interconnection services and the offering of unbundled network elements by incumbent local exchange carriers. The FCC Order established procedures for Palmer's renegotiation of interconnection agreements with the incumbent local exchange carrier in each of Palmer's markets. LECs and state regulators filed appeals of the FCC Order, which have been consolidated in the US Court of Appeals for the Eighth Circuit. The Court has temporarily stayed the effective date of the pricing rules until more permanent relief can be fashioned.

        The Company has renegotiated certain interconnection agreements with LECs in most of the Company's markets. These negotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company.

        Facilities siting for personal wireless services. The siting and
        ------------------------------------------------
construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may require zoning, environmental and building permit approvals or other state or local certification.

        The Telecom Act provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other commercial mobile radio services and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. In addition, local authorities must act on requests made for siting in a reasonable period of time and any decision to deny must be in writing and supported by substantial evidence. Appeals of zoning decisions that fail to comply with the provisions of the Telecom Act can be made on an expedited basis to a court of competent jurisdiction, which can be either federal district or state court. The Company anticipates that, as a result of the Telecom Act, it will more readily receive local zoning approval for proposed cellular base stations. In addition, the Telecom Act codified the Presidential memorandum on the use of federal lands for siting wireless facilities by requiring the President or his designee to establish procedures whereby federal agencies will make available their properties, rights of ways and other easements at a fair and reasonable price for service dependent upon federal spectrum.

        Environmental effect of radio frequency emissions. The Telecom Act
        -------------------------------------------------
provides that state and local authorities cannot regulate personal wireless facilities based on the environmental effects of radio frequency emissions if those facilities comply with the federal standard.

        Universal service. The Telecom Act also provides that all communications
        -----------------
carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms that the FCC will establish. The FCC implemented this provision of the Telecom Act in a "Report and Order" released May 8, 1997 in the matter of "Federal-State Joint Board on Universal Service," which also provides that any cellular carrier is potentially eligible to receive universal service support.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.

CERTAIN TERMS

        Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served, with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1996 population of an MSA or RSA, as derived from the 1996 Donnelley Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system. The term "CTIA" means the Cellular Telecommunications Industry Association.

Employees

        At December 31, 1997, the Company had 604 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

ITEM 2.     PROPERTIES
            ----------

        For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1997, the Company had approximately 33 leases for retail stores used in conjunction with its operations and 3 leases for administrative offices. The Company also had approximately 142 leases to accommodate cell transmitters and antennas as of December 31, 1997.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

        The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS
            --------------------------

        Not Applicable

ITEM 5.     MARKET FOR COMPANY'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS
            ---------------------------------

        a)  Market for Common Stock
            -----------------------

        Not Applicable

        b)  Holders
            -------

        All of the issued and outstanding capital stock of PCW is held beneficially and of record by Holdings.

        C)  Dividends
            ---------

        PCW, to date, has paid no cash dividends on its Common Stock. The New Credit Facility and the Senior Subordinated Note Indenture impose substantial restrictions on PCW's ability to pay dividends to Holdings. It is not anticipated that dividends will be paid on PCW's capital stock in the forseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains certain consolidated financial data with respect to the Company for the period May 29, 1997 through December 31, 1997 and for Palmer ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Palmer.

        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                               Predecessor                           Company
                          ------------------------------------------------------  -------------
                               For the year ended December 31,                      For the
                          ----------------------------------------                  period
                                                                    For the nine  May 29, 1997
                                                                    months ended     through
                                                                    September 30,  December 31,
                           1993      1994(1)    1995(2)    1996(3)       1997        1997
                         --------   --------   --------   --------- ------------  -------------
               (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRIBER DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Service .............. $ 35,173   $ 61,021   $ 96,686   $ 151,119   $ 134,123   $   41,365
  Equipment sales and
   installation.........    6,285      7,958      8,220       8,624       7,613        2,348
                         --------   --------   --------   ---------    --------   ----------
      Total revenue.....   41,458     68,979    104,906     159,743     141,736       43,713
                         --------   --------   --------   ---------    --------   ----------
  Engineering, technical
   and other direct
   expenses.............    7,343     12,776     18,184      28,717      23,301        5,978
  Cost of equipment.....    7,379     11,546     14,146      17,944      16,112        5,259
  Selling, general and
   administrative
   expenses.............   13,886     19,757     30,990      46,892      41,014       12,805
  Depreciation and
   amortization.........   10,689      9,817     15,004      25,013      25,498       11,055
                         --------   --------   --------   ---------    --------   ----------
  Operating income......    2,161     15,083     26,582      41,177      35,811        8,616
                         --------   --------   --------   ---------    --------   ----------
  Other income (expense):
    Interest, net.......   (9,006)   (12,715)   (21,213)    (31,462)    (24,467)     (22,198)
    Other, net..........     (590)       (70)      (687)       (429)        208           15
                         --------   --------   --------   ---------    --------   ----------
        Total other
         expenses.......   (9,596)   (12,785)   (21,900)    (31,891)    (24,259)     (22,183)
                         --------   --------   --------   ---------    --------   ----------
  Minority interest
   share of (income)
   losses...............       83       (636)    (1,078)     (1,880)     (1,310)       (414)
  Income tax benefit
   (expense)............        0          0     (2,650)     (2,724)     (4,153)     (5,129)
                         --------   --------   --------   ---------    --------   ---------
  Net income (loss)..... $ (7,352)  $ (1,662)  $    954   $   4,682    $  6,089   $  (8,852)
                         ========   ========   ========   =========    ========   =========
  OTHER DATA:
  Capital expenditures.. $ 13,304   $ 22,541   $ 36,564   $  41,445    $ 40,757   $  14,499
  Operating income
   before depreciation
   and amortization
   ("EBITDA")(4)........ $ 12,850   $ 24,900   $ 41,586   $  66,190    $ 61,309   $  19,671
  EBITDA margin on
   service revenue......    36.5%      40.8%      43.0%       43.8%       45.7%       47.6%
  Net cash provided by
   (used in):
    Operating activities $  9,108   $  7,238   $ 27,660   $  30,130    $ 38,791   $  11,313
    Investing activities  (27,362)  (116,850)  (196,610)  (110,610)     (73,759)   (321,030)
    Financing activities   19,481    110,940    169,554     78,742       36,851     337,643
  Penetration(5)........    3.48%      4.58%      6.41%      7.45%        8.60%       9.40%
  Subscribers at end of
   period(6)............   65,761    117,224    211,985    279,816      337,345     309,606
  Cost to add a net
   subscriber(7)........ $    203   $    247   $    276   $    407     $    514    $    370
  Average monthly
   service revenue per
   subscriber(8)........ $  62.69  $   60.02   $  56.68   $  52.20     $  47.52       47.47


                                                                  Predecessor                                     Company
                                          -----------------------------------------------------------     ------------------------

                                                         For the year ended December 31,                                  For the
                                          -----------------------------------------------------------                     period
                                                                                                         For the nine   May 29, 1997
                                                                                                         months ended     through
                                                                                                         September 30,  December 31,
                                              1993           1994(l)        1995(2)         1996(3)          1997          1997
                                          -----------     -----------     -----------     -----------     -----------   -----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRWER DATA)
   Average monthly churn (9).......           1.37%           1.55%          1.55%           1.84%           1.89%         1.84%
   Ratio of earnings to fixed
     charges (10)..................             N/A          1. 17x          1.21x           1.28x           1.45x           N/A

CONSOLIDATED BALANCE SHEET DATA:
     Cash..........................        $  1,670        $  2,998     S    3,436        $  1,698        $  3,581    $   27,926
     Working capital (deficit).....             799           2,490        (1,435)             296           7,011         3,080
   Property and equipment,
     net...........................          23,918          51,884        100,936         132,438         161,351       151,141
   Licenses and other intangibles,
     net...........................         114,955         199,265        332,850         387,067         406,828       937,986
     Total assets..................         150,054         273,020        462,871         549,942         599,815     1,144,479
     Total debt....................         131,361         245,609        350,441         343,662         378,000       693,112
     Stockholders' equity..........           3,244           4,915         74,553         164,930         172,018        35,163

(1) Includes the Georgia Acquisition (as defined herein), which occurred on October 31, 1994. For the two months ended December 31, 1994, the Georgia Acquisition resulted in revenues to Palmer of $1,803 and operating loss of $645.
(2) Includes the GTE Acquisition (as defined herein), which occurred on December 1, 1995. For the one month ended December 31, 1995, the GTE Acquisition resulted in revenues, to Palmer of $2,162 and operating income of $208.
(3) Includes the acquisition of the cellular telephone systems of USCOC (as defined herein) (Georgia-1 RSA), which occurred on June 20, 1996, and Horizon (as defined herein) (Georgia-6 RSA), which occurred on July 5, 1996. The acquisitions of USCOC and Horizon resulted in revenues to Palmer of $1,239 and $2,682, respectively, and operating (loss) income of $(278) and $743, respectively, during such year.
(4) EBITDA should not be considered in isolation or as an alternative to net income (loss), operating income (loss) or any other measure of performance under GAAP. The Company believes that EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(5) Determined by dividing the aggregate number of subscribers by the estimated population.
(6)  Each billable telephone number in service represents one subscriber.
(7) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the net subscribers added during such period.

(8) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period divided by the number of months in such period.
(9) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(10) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the year ended December 31, 1993 the deficit of earnings to fixed charges was $7,435 and for the period May 29, 1997 through December 31, 1997 such deficit for the Company was $13,567.


ITEM 7.         MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                -------------------------------


           The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. References to the Company also include its predecessor, Palmer.

           Results for the Predecessor for the years ended December 31, 1995 and December 31, 1996 are based solely on the historical operations of the Predecessor prior to the Merger. The discussion for 1997 is based upon the results of the Predecessor through September 30, 1997 and the results of the Company from May 29, 1997 to December 31, 1997.

OVERVIEW

         PCW, a wholly-owned subsidiary of Holdings, a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of PCC, was incorporated on May 29, 1997 in connection with the purchase of Palmer.

         In May, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. As a result, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880 million. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

         PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). In October, 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

         On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. which provided for the sale by PCW, for $25 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Georgia Sale.

         In order to fund the Acquisition and pay related fees and expenses, in July, 1997, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million. In October, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. DLJ Capital Funding provided and syndicated the New Credit Facility.

         The acquisition of Palmer was also funded through an equity contribution of PCC and borrowings of Holdings.

         The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in Alabama, Florida and Georgia in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

           The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and December 31, 1997.

           Cellular Service Area         December 31,       December 31,
           ---------------------             1996               1997
                                           --------           --------
           Albany, Georgia............       82.7%              86.5%
           Augusta, Georgia...........      100.0              100.0
           Columbus, Georgia..........       84.9               85.2
           Macon, Georgia.............       99.1               99.2
           Savannah, Georgia..........       98.5               98.5
           Dothan, Alabama............       92.3               94.6
           Montgomery, Alabama........       91.9               92.8
           Georgia  1-RSA.............      100.0               N/A
           Georgia  6-RSA.............       94.8               96.3
           Georgia  7-RSA.............      100.0              100.0
           Georgia  8-RSA.............      100.0              100.0
           Georgia  9-RSA.............      100.0              100.0
           Georgia 10-RSA.............      100.0              100.0
           Georgia 12-RSA.............      100.0              100.0
           Georgia 13-RSA.............       N/A                86.5
           Alabama  8-RSA.............      100.0              100.0
           Fort Myers, Florida........       99.0               N/A
           Panama City, Florida.......       77.9               78.4


           On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

           On October 6, 1997, as part of the Acquisition of Palmer by the Company, the Fort Myers MSA was sold for approximately $168.0 million.

           On December 30, 1997, the Company sold the assets of and license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 371, otherwise known as Georgia-1 RSA for a total price of $24.2 million, subject to certain adjustments.

RESULTS OF OPERATIONS

           The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                    Predecessor                                  Company
                                                   ---------------------------------------------------  --------------------------
                                                                                      For the                    For the
                                                          For the                   Nine Months             Period May 29,1997
                                                    Year Ended December 31,   Ended September 30, 1997   through December 31, 1997
                                                   -------------------------  ------------------------   -------------------------
                                                      1995            1996
                                                      ----            ----
REVENUE:
  Service                                             92.2%            94.6%               94.6%                   94.6%
  Installation                                         7.8              5.4                 5.4                     5.4
                                                       ---              ---                 ---
Total Revenue                                        100.0            100.0               100.0                   100.0
                                                     -----            -----               -----                   -----

OPERATING EXPENSES:
  Engineering, technical and other direct:
    Engineering and technical (1)                      7.6              7.9                 8.0                     7.2
    Other direct costs of services (2)                 9.7             10.1                 8.4                     6.5
  Cost of equipment (3)                               13.5             11.2                11.4                    12.0
  Selling, general and administrative:
    Selling and Marketing (4)                          8.7              8.6                 8.4                     8.9
    Customer Service (5)                               6.0              5.9                 6.3                     6.2
    General and administrative (6)                    14.9             14.9                14.2                    14.2
  Depreciation and amortization                       14.3             15.7                18.0                    25.3
                                                      ----             ----                ----                    ----

TOTAL OPERATING EXPENSES                              74.7             74.3                74.7                    80.3
                                                      ----             ----                ----                    ----
OPERATING INCOME                                      25.3%            25.7%               25.3%                   19.7%
OPERATING INCOME BEFORE DEPRECIATION
   AND AMORTIZATION (7)                               39.6%            41.4%               43.3%                   45.0%


---------------------------------------------------------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.
(4) Consists primarily of salaries and benefits of advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

           REVENUE. Service revenues totaled $175.5 million for 1997, an increase of 16.1% over $151.1 million for 1996. This increase was due to a 29.8% increase in the average number of subscribers to 313,042 for 1997 versus 241,255 for 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the recent acquisitions. In addition to the subscriber base growth, service revenues also increased because of a 35.3% increase in outcollect roaming revenues.

           Average monthly revenue per subscriber decreased 10.5% to $46.72 for 1997 from $52.20 for 1996. This is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

           Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $10.0 million for 1997 from $8.6 million for 1996. As a percentage of total cellular revenue, equipment sales and installation revenue remained flat at 5.4% for both 1997 and 1996, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers.

           OPERATING EXPENSES. Engineering and technical expenses increased by 16.0% to $14.6 million for 1997 from $12.6 million in 1996, due primarily to the increase in subscribers and in cell site locations. As a percentage of revenue, engineering and technical expenses remained flat at 7.9% for both 1997 and 1996. This reflects the increased fixed costs associated with additional cell sites constructed. As revenue grows the Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

           Other direct costs of services declined to $14.7 million for 1997 from $16.1 million in 1996. As a percentage of revenue, other direct costs of service decreased to 7.9% in 1997 from 10.1% in 1996, reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets, offset somewhat by more competitive roaming rates for Company's customer roaming in adjacent areas.

           The cost of equipment increased 19.1% to $21.4 million for 1997 from $17.9 million for 1996, due primarily to the increase in gross subscriber activations. Equipment sales resulted in losses of $11.4 million in 1997 versus $9.3 million in 1996. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company sold more telephones below cost in 1997 than in 1996.

           Selling, general and administrative expenses increased 14.8% to $53.8 million in 1997 from $46.9 million in 1996. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

           Sales and marketing costs increased 15.5% to $15.8 million for 1997 from $13.7 million for 1996. This increase is primarily due to a 13.5% increase in gross subscriber activations and the costs to acquire them and higher advertising costs in response to market competition. As a percentage of total revenue, sales and marketing costs decreased to 8.5% for 1997 compared to 8.6% for 1996. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $469 for 1997 from $407 for 1996 due primarily to increased losses from the Company's sales of cellular telephones and an increase in commissions

           Customer service costs increased 23.6% to $11.7 million for 1997 from $9.4 million for 1996. As a percentage of revenue, customer service costs increased to 6.3% for 1997 from 5.9% for 1996. The increase was due primarily to an increase in license and maintenance costs for the Company's billing systems.

           General and administrative expenditures increased 10.8% to $26.3 million for 1997 from $23.8 million for 1996. General and administrative expenses decreased as a percentage of total revenue to 14.2% in 1997 from 14.9% in 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should continue to decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

           Depreciation and amortization increased 46.1% to $36.6 million for 1997 from $25.0 million for 1996. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company, recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 19.7% from 15.7% for 1997 compared to 1996.

           Operating income increased 7.9% to $44.4 million in 1997, from $41.2 million for 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

           REVENUE. Service revenues totaled $151.1 million for 1996, an increase of $54.4 million or 56.3% over $96.7 million for 1995. This increase was primarily due to a 69.7% increase in the average number of subscribers to 241,255 in 1996 from 142,147 in 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions. The GTE Acquisition accounted for 41,163 subscribers at December 31, 1996. Service revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $24.6 million for 1996 as compared to $2.0 million for the one month ended December 31, 1995.

           Average monthly revenue per subscriber decreased to $52.20 for 1996 from $56.68 for 1995. This decrease occurred because, on average, new subscribers use less airtime and generate less revenue per subscriber than existing subscribers as is customary in the cellular telephone industry. Therefore, airtime usage and service revenue did not increase in proportion to the increase in subscribers. In addition, the Company entered into revised roaming agreements with certain of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use, resulting in lower roaming revenue for the Company, but offset by lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

           Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $8.6 million for 1996 from $8.2 million for 1995, a 4.9% increase, primarily due to the increase in gross subscriber activations, partially offset by lower cellular phone prices. While equipment sales and installation revenue increased slightly for 1996 from 1995, it decreased as a percentage of total cellular revenue to 5.4% for 1996 from 7.8% for 1995, reflecting the increased recurring annual revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for 1996 as compared to $0.1 million for the one month ended December 31. 1995.

           OPERATING EXPENSES. Engineering and technical expenses increased by 57.5% to $12.6 million for 1996 from $8.0 million for 1995, due primarily to the 32.0% increase in the number of subscribers. As a percentage of revenue, engineering and technical expenses increased to 7.9% 1996 from 7.6% for 1995 due to additional costs incurred for the recent acquisitions and recurring costs associated with the Company's system development and expansion. Such development is done for the purpose of increasing capacity and improving coverage. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.8 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

           Other direct costs of services increased 58.3% to $16.1 million for 1996 from $10.2 million for 1995. As a percentage of revenue, other direct costs of services increased to 10.1% for 1996 from 9.7% for 1995. This increase in other direct costs of services as a percentage of revenue was due primarily to the Company subsidizing more roaming costs for competitive reasons. Other direct costs of service attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.6 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

           Cost of equipment increased 26.8% to $17.9 million for 1996 from $14.1 million for 1995, due primarily to the increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $9.3 million in 1996 versus $5.9 million in 1995. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company sold more telephones below cost in 1996 than in 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.1 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

           Selling, general and administrative expenses increased 51.3% to $46.9 million in 1996 from $31.0 million in 1995. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

           Sales and marketing costs increased 50.2% to $13.7 million for 1996 from $9.1 million for 1995. This increase is primarily due to the 28.1% increase in gross subscriber activations and the resulting increase in costs to acquire them. As a percentage of total revenue, sales and marketing costs remained relatively flat at 8.6% for 1996 and 8.7% for 1995. The Company's cost to add a net subscriber, including losses on telephone sales, increased to $407 in 1996 from $276 in 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones. Sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.8 million in 1996 as compared to $0.2 million for the one month ended December 31, 1995.

           Customer service costs increased 49.9% to $9.4 million for 1996 from $6.3 million for 1995. As a percentage of revenue, customer service costs remained relatively flat at 5.9% and 6.0% for 1996 and 1995, respectively. Customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.9 million in 1996 as compared to $0.2 million in for the one month ended December 31, 1995.

           General and administrative expenses increased 52.5% to $23.8 million for 1996 from $15.6 million for 1995 and remained flat as a percentage of revenue at 14.9% for 1996 and 1995. As the Company continues to add more subscribers and generate associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.4 million for 1996 as compared to $0.4 million for the one month ended December 31, 1995.

           Depreciation and amortization increased 66.7% to $25.0 million for 1996 from $15.0 million for 1995. This increase is primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $6.2 million for 1996 as compared to $0.5 million for the one month ended December 31, 1995.

           Operating income for 1996 increased 54.9% to $41.2 million, an increase of $14.6 million over operating income for 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.8 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

Net Interest Expense, Income Taxes, and Net Income

           Net interest expense increased 48.3% to $46.7 million for 1997 from $31.5 million for 1996 primarily due to rate increases and additional borrowings incurred as a result of the recent Merger. For 1996, net interest expense increased 48.3% to $31.5 million from $21.2 for 1995 due primarily to debt incurred for acquisitions and amortization of deferred financing fees related to the Predecessor credit agreement.

           Income tax benefit was $976,000 in 1997 compared to income tax expense of $2.7 million in 1996 and 1995. The $2.7 million income tax expense in 1995 was a non-recurring deferred income tax charge related to the difference between the financial statement and income tax return based on certain assets and liabilities of Palmer Cellular Partnership. See Note 6 to the Company's Consolidated Financial Statements.

           Net loss for 1997 was $2.8 million compared to net income in 1996 of $4.7 million. The loss was due to increased interest and amortization incurred as a result of the Merger. Net income for 1996 was $4.7 million, compared to net income of $1.0 million for 1995. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses.

Liquidity and Capital Resources

           The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

           In 1997 the Company spent approximately $55.3 million for capital expenditures. Capital expenditures are limited by the Credit Agreement referred to below to $32 million and $18 million for the years ended December 31, 1998 and 1999, respectively. The Company expects to spend approximately $16 million and $18 million for capital expenditures for the years ended December 31, 1998 and 1999, respectively. The Company expects to use net cash provided by operating activities to fund such capital expenditures.

           In October 1997, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525 million. The Credit Agreement includes a $325 million term loan facility and a $200 million revolving credit facility. The term loan facility is comprised of tranche A term loans of up to $100 million, which will have a maturity of eight years, and tranche B term loans of up to $225 million, which will have a maturity of nine years. The revolving credit facility will terminate eight years after the closing date of the Credit Agreement. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, or the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and
(y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.75% for base rate loans. The Credit Agreement contains restrictions on the subsidiary's ability to engage in certain activities, including limitations on incurring additional indebtedness, capital expenditures, liens and investments, payment of dividends and the sale of assets. Holdings is a guarantor of the Credit Agreement. As of December 31, 1997 there was $438.0 million outstanding under the Credit Agreement.

           In July 1997, the Company issued $175 million of $11.75% Senior Subordinated Notes due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. Such Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

           In August 1997, in connection with the acquisition of the Predecessor (see Note 1 to the Company's Consolidated Financial Statements) Holdings issued 153,400 units, consisting of Holdings' Notes and Warrants of PCC, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, theron to the redemption date; provided that the trading price of the common stock, par value $0.01 per share of PCC shall equal of exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payment of dividends, incurrence of debt and sale of assets.

Accounting Policies

         For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which its provides cellular telephone service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' share of income or losses in those markets are reflected in the consolidated financial statements as "minority interest share of (income) losses", except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). From 1992 through 1997, the Company had controlling interests in each of its subsidiaries and partnerships.

Year 2000 Impact

         The Company has studied the impact of the year 2000 on its operational and financial systems, and has developed estimates of costs of implementing changes or upgrades where necessary. Preliminary estimates indicate that these costs will be less than $2 million. However, the Company is unable to predict all of the implications of the year 2000 issue as it relates to its suppliers and other entities. It is anticipated that a substantial portion of the costs will be incurred in the next two years and will be expensed as incurred.

Inflation

        The Company believes that inflation affects its business no more than it generally affects other similar businesses.

DESCRIPTION OF NEW CREDIT FACILITY

        The New Credit Facility which was entered into by PCW is provided by a syndicate of banks, financial institutions and other "accredited investors" (as defined in Regulation D under the Securities Act; each such bank, financial institution and accredited investor being a "Lender" and, collectively, the "Lenders"). The New Credit Facility includes a $325.0 million term loan facility and a $200.0 million revolving credit facility, which provides for loans and under which letters of credit may be issued and a portion of which will be made available as a swingline facility. The term loan facility is comprised of tranche A term loans of up to $100.0 million, which have a maturity of eight years, and tranche B term loans of up to $225.0 million, which have a maturity of nine years. The revolving credit facility will terminate eight years after the closing date of the New Credit Facility (October 6, 1997, the "Closing Date").

        The New Credit Facility bears interest, at PCW's option, at the alternate base rate or the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.50% for Euro-Dollar rate loans and (y) 1.50% for base rate loans and
(ii) in the case of tranche B term loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.75% for base rate loans. After the occurrence and during the continuation of an event of default under the Credit Agreement, interest shall accrue at the rate for loans bearing interest at the rate determined by reference to the base rate plus an additional 2.00% per annum and shall be payable on demand.

        PCW will pay commitment fees in an amount equal to 0.50% per annurn on the daily average unused portion of the revolving credit facility. Such fees shall be payable quarterly in arrears and upon the maturity or termination of the revolving credit facility.

        Beginning six months after the Closing Date, the applicable margins for the tranche A term loans and revolving loans will be determined based on the ratio of consolidated total debt to consolidated EBITDA of PCW and its subsidiaries (as defined in the New Credit Facility).

        PCW will pay, in respect of each letter of credit, a fee calculated on the daily amount available to be drawn on the issued letter of credit at a rate per annum equal to the applicable margin for Euro-Dollar rate loans under the revolving credit facility, which shall be shared by all Lenders, and the greater of $500 or an additional 0.25% per annum, which shall be retained by the Lender issuing the letter of credit, which percentage shall be multiplied by the amount available from time to time for drawing under such letter of credit.

        The New Credit Facility is subject to the following amortization schedule:

                                                          REVOLVING
                             TRANCHE A     TRANCHE B       CREDIT
YEAR                         TERM LOANS    TERM LOANS     FACILITY
------------------------    ------------  ------------   ----------
                                (%)            (%)           (%)
1.......................        0.0            1.0           0.0
2.......................        0.0            1.0           0.0
3.......................       10.0            1.0          10.0
4.......................       12.5            1.0          12.5
5.......................       15.0            1.0          15.0
6.......................       17.5            1.0          17.5
7.......................       20.0            1.0          20.0
8.......................       25.0            1.0          25.0
                                -             92.0           -
9.......................    ------------  ------------   ----------
                              100.0          100.0         100.0


        The New Credit Facility is subject to mandatory prepayment: (i) with the net after-tax cash proceeds of the sale or other disposition of any property or assets of PCW or any of its subsidiaries in excess of $5 million per year, subject to certain exceptions, (ii) with 50% of the net cash proceeds received from the issuance of equity securities of Holdings or any of its subsidiaries,
(iii) with the net cash proceeds received from certain issuances of debt securities by Holdings or any of its subsidiaries, (iv) with 50% of excess cash flow (as defined in the New Credit Facility) for each fiscal year, payable within 90 days after the end of the applicable fiscal year. All mandatory prepayment amounts shall be applied first to the prepayment of the term loan facility and thereafter to the prepayment of the revolving credit facility.

        Holdings and all existing or future subsidiaries of PCW are guarantors of the New Credit Facility. PCW's obligations under the New Credit Facility are secured by: (i) all existing and after-acquired personal property of PCW and the subsidiary guarantors, including a pledge of all of the stock of all existing or future subsidiaries of PCW, (ii) first-priority perfected liens on all existing and after-acquired real property fee and leasehold interests of PCW and the subsidiary guarantors, subject to customary permitted liens (as defined in the New Credit Facility), (iii) a pledge by Holdings of the stock of PCW and (iv) a negative pledge on all assets of PCW and its subsidiaries, subject to exceptions.

        The New Credit Facility contains customary covenants and restrictions on PCW's ability to engage in certain activities, including, but not limited to:
(i) limitations on other indebtedness, liens, investments and guarantees, (ii) restrictions on dividends and redemptions and payments on subordinated debt and
(iii) restrictions on mergers and acquisitions, sales of assets and leases.

        The New Credit Facility also contains financial covenants requiring PCW to maintain a minimum total debt service coverage test, a minimum EBITDA test, a minimum interest coverage test, a minimum fixed charge coverage test and a maximum leverage test.

        Borrowing under the New Credit Facility is subject to significant conditions, including compliance with certain financial ratios and the absence of any material adverse change. See "Risk Factors-Leverage, Liquidity and Ability to Meet Required Debt Service."

ITEM 8.         FINANCIAL STATEMENTS
                AND SUPPLEMENTARY DATA
                ----------------------

        Price Communications Wireless, Inc. and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                         INDEX TO FINANCIAL STATEMENTS

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports                                               F-1

Consolidated Balance Sheets at December 31, 1997 and 1996       F-3

Consolidated Statements of Operations for Years ended
December 31, 1997, 1996 and 1995                                F-5

Consolidated Statements of Cash Flows for Years ended
December 31, 1997, 1996 and 1995                                F-6

Consolidated Statements of Shareholders' Equity for Years
ended December 31, 1997, 1996 and 1995                          F-8

Notes to Consolidated Financial Statements                      F-9

ITEM 9.         CHANGES IN AND DISAGREEMENTS
                WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE
                ------------------------

     Not Applicable.


                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE
                OFFICERS OF THE COMPANY
                -----------------------

     Omitted pursuant to Instruction I 1 (a) and (b).

Item 11.        EXECUTIVE COMPENSATION
                ----------------------

     Omitted pursuant to Instruction I 1 (a) and (b).


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT
                ----------------------------------------

     Omitted pursuant to Instruction I 1 (a) and (b).


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

     Omitted pursuant to Instruction I 1 (a) and (b).


                                   PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K
                --------------------------------------------

(a)  (1) and (2) List of financial statements and financial statement schedules:

     Auditors' Reports
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Operations for the Years ended December 31,
        1997, 1996, and 1995.
     Consolidated Statements of Cash Flows for the Years ended December 31,
        1997, 1996 and 1995.
     Consolidated Statements of Shareholders' Equity for the Years ended
        December 31, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.

     I. Supplemental Schedule of Noncash Investing and Financing Activities.
    II. Supplemental Disclosure of Cash Flow Information.


     (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

     (3) Exhibits

        See Exhibit Index at page E-1, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

        None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Shareholders of Price Communications Wireless, Inc.:


        We have audited the accompanying consolidated balance sheet of Price Communications Wireless, Inc. (a Delaware corporation, formerly Palmer Wireless, Inc.) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the period
May 29, 1997 through December 31, 1997 (post acquisition basis). We have also audited the accompanying consolidated statements of operations, stockholder's equity, and cash flows for the nine month period ended September 30, 1997 (pre-acquisition basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Wireless, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the periods May 29, 1997 to December 31, 1997 (post-acquisition basis) and January 1, 1997 to September 30, 1997 (pre-acquisition basis) in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors and Shareholders of Price Communications Wireless, Inc.:


        We have audited the accompanying consolidated balance sheet of Price Communications Wireless, Inc. and subsidiaries (formerly Palmer Wireless, Inc.) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Wireless, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                /s/  KPMG Peat Marwick LLP
                                KPMG Peat Marwick LLP


Des Moines, Iowa
January 30, 1997

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (Note 1)

                               ($ in thousands)


                                                                     Predecessor          Company
                                                                     December 31,       December 31,
                                                                         1996               1997
                                                                   ----------------   ----------------

                            Assets
                            ------
Current assets:
      Cash and cash equivalents                                  $           1,698      $      27,926
      Trade accounts receivable, net of allowance for doubtful
            accounts of $1,791 in 1996 and $818 in 1997                     18,784             15,940
      Receivable from other cellular carriers                                1,706              3,902
      Prepaid expenses and deposits                                          2,313                902
      Inventory                                                              5,106              1,280
      Deferred income taxes                                                    830              5,402
                                                                   ----------------   ----------------

              Total current assets                                          30,437             55,352

Property and equipment:
      Land and improvements                                                  5,238              6,438
      Buildings and improvements                                             7,685              8,561
      Equipment, communication systems, and furnishings                    166,735            140,381
                                                                   ----------------   ----------------
                                                                           179,658            155,380
      Less accumulated depreciation and amortization                        47,220              4,239
                                                                   ----------------   ----------------
              Net property and equipment                                   132,438            151,141
Licenses and goodwill, net of accumulated amortization of
     $30,188 in 1996 and $6,016 in 1997                                    375,808            918,488
Other intangible assets and other assets, at cost less accumulated
    amortization of $7,311 in 1996 and $818 in 1997                         11,259             19,498
                                                                   ----------------   ----------------
               Total assets                                      $         549,942  $       1,144,479
                                                                   ================   ================

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                               ($ in thousands)


                                                                                                     Predecessor          Company
                                                                                                     December 31,      December 31,
                                                                                                         1996              1997
                                                                                                      ----------         -----------
                                  Liabilities and Equity
                                  ----------------------
Current liabilities:
                     Current installments of long-term debt                                         $     5,296         $      2,812
                     Notes payable                                                                        1,366                    -
                     Payable to Price Communications Corporation                                              -                2,328
                     Accounts payable                                                                    10,394               13,059
                     Accrued interest payable                                                             2,341               11,361
                     Accrued salaries and employee benefits                                               2,432                2,324
                     Other accrued liabilities                                                            3,626               16,031
                     Deferred revenue                                                                     3,929                3,755
                     Customer deposits                                                                      757                  602
                                                                                                      ----------          ----------

                               Total current liabilities                                                 30,141               52,272

Long-term debt, excluding current installments                                                          337,000              690,300
Accrued income taxes - long term                                                                              -               50,491
Deferred income taxes                                                                                    11,500              308,901
Minority interests                                                                                        6,371                7,352

Commitments and contingencies                                                                                 -                    -

Stockholders' equity
                     Preferred stock par value $.01 per share; 10,000,000 shares
                               authorized; none issued                                                        -                    -
                     Class A Common Stock par value $.01 per share; 73,000,000
                               shares authorized in 1996; 11,119,681 shares issued in 1996 including shares in treasury and Class B Common Stock
                               par value $.01 per share; 18,000,000 shares authorized in 1996;
                               17,293,578 shares issued in 1996                                             284                    -
                     Class A Common Stock par value $.01 per share; 3,000 shares
                          authorized in 1997; 1,500 shares issued in 1997                                     -                    -
                     Additional paid-in capital                                                         166,975              44,015
                     Retained earnings (accumulated deficit)                                              6,535              (8,852)
                                                                                                      ----------          ----------
                                                                                                        173,794              35,163
                     Less Class A Common stock in treasury at cost -
                               600,000 shares in 1996                                                     8,864                    -
                                                                                                      ----------          ----------

                               Total stockholders' equity                                               164,930               35,163
                                                                                                      ----------          ----------

                               Total liabilities and stockholders' equity                           $   549,942         $  1,144,479
                                                                                                      ==========          ==========



See accompanying notes to consolidated financial statements.

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                               ($ in thousands)



                                                                     Predecessor                           Company
                                                  ------------------------------------------------------------------------
                                                      For the year ended         For the nine          For the period
                                                         December 31,            months ended       May 29, 1997 through
                                                  --------------------------
                                                      1995          1996      September 30, 1997   December 31, 1997 (a)
                                                  ------------  ------------  -------------------  -----------------------

Revenue:
     Service                                    $      96,686 $     151,119 $            134,123 $                 41,365
     Equipment sales and installation                   8,220         8,624                7,613                    2,348
                                                  ------------  ------------  -------------------  -----------------------
           Total revenue                              104,906       159,743              141,736                   43,713
                                                  ------------  ------------  -------------------  -----------------------

Operating expenses:
     Engineering, technical and other direct           18,184        28,717               23,301                    5,978
     Cost of equipment                                 14,146        17,944               16,112                    5,259
     Selling, general and administrative               30,990        46,892               41,014                   12,805
     Depreciation and amortization                     15,004        25,013               25,498                   11,055
                                                  ------------  ------------  -------------------  -----------------------
           Total operating expenses                    78,324       118,566              105,925                   35,097

           Operating income                            26,582        41,177               35,811                    8,616
                                                  ------------  ------------  -------------------  -----------------------

Other income (expense):
     Interest income                                      211            62                   30                    2,195
     Interest expense                                 (21,424)      (31,524)             (24,497)                 (24,393)
                                                  ------------  ------------  -------------------  -----------------------
           Interest expense, net                      (21,213)      (31,462)             (24,467)                 (22,198)
     Other (expense) income, net                         (687)         (429)                 208                       15
                                                  ------------  ------------  -------------------  -----------------------

           Total other expense                        (21,900)      (31,891)             (24,259)                 (22,183)
                                                  ------------  ------------  -------------------  -----------------------

           Income (loss) before minority interest
             share of income and income taxes           4,682         9,286               11,552                  (13,567)

Minority interest share of income                       1,078         1,880                1,310                      414
                                                  ------------  ------------  -------------------  -----------------------

           Income (loss) before
             income tax expense (benefit)               3,604         7,406               10,242                  (13,981)

Income tax expense (benefit)                            2,650         2,724                4,153                   (5,129)
                                                  ------------  ------------  -------------------  -----------------------

           Net income (loss)                    $         954    $    4,682   $           6,089    $               (8,852)
                                                  ============  ============  ===================  =======================



(a) Includes results of operations only for the period October 1, 1997 through December 31, 1997 (see Note 1).




See accompanying notes to consolidated financial statements.

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                               ($ in thousands)


                                                                            Predecessor                         Company
                                                               --------------------------------------------------------------------
                                                                                               For the nine       For the period
                                                                  For the year ended           months ended     May 29, 1997 through
                                                                      December 31,          September 30, 1997    December 31, 1997
                                                               --------------------------   ------------------    ----------------
                                                                    1995            1996
                                                               --------------   ----------

Cash flows from operating activities:
     Net income (loss)                                                $  954     $  4,682      $    6,089        $    (8,852)
                                                               --------------   -----------    --------------- --------------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                            15,004       25,013           25,498            11,055
             Minority interest share of income                         1,078        1,880            1,310               414
             Deferred income taxes                                     2,650        1,855            3,939            (3,454)
             Interest deferred and added to long-term debt               607          355                -             4,400
             Payment of deferred interest                                  -       (1,080)          (1,514)                -
             Changes in current assets and liabilities:
             (Increase) decrease in trade accounts receivable         (2,741)      (1,561)             473               124
             Decrease (increase) in inventory                          4,076       (2,595)           2,800               458
             Increase (decrease) in accounts payable                   2,623         (841)          (1,390)            3,598
             (Decrease) increase in accrued interest payable             (14)        (167)            (374)            9,394
             Increase (decrease) in accrued salaries and
                 employee benefits                                       241          165              251              (341)
             Increase (decrease) in other accrued liabilities            583         (507)           2,049            (4,529)
             Increase (decrease) in deferred revenue                     658          912                4            (1,046)
             (Decrease) increase in customer deposits                    (53)         134              (94)               15
             (Decrease) increase in accrued income tax
                 long term                                                 -            -                -            (2,675)
             Other                                                     1,994        1,885             (250)            1,752
                                                               -------------- ------------  ------------------   -----------
             Total adjustments                                        26,706       25,448           32,702            20,165
                                                               -------------- ------------  ------------------  ------------
                 Net cash provided by operating activities            27,660       30,130           38,791            11,313
                                                               -------------- ------------  ------------------  ------------

Cash flows from investing activities:
     Capital expenditures                                            (36,564)     (41,445)         (40,757)          (14,499)
     Increase in other intangible assets and other assets               (310)      (2,180)            (778)                -
     Proceeds from sales of property and equipment                        38            5              201                 -
     Acquisition of Predecessor net assets                                 -            -                -          (497,856)
     Purchase of cellular systems                                   (158,397)     (67,588)         (31,469)                -
     Proceeds from sales of cellular systems                               -            -                -           193,799
     Collection of purchase price adjustment                               -        2,452                -                 -
     Purchases of minority interests                                  (1,543)      (1,854)            (956)             (794)
     Distributions to minority interests                                   -            -                -            (1,680)
                                                               -------------- ------------  ------------------   ------------
                 Net cash used in investing activities              (196,776)   (110,610)          (73,759)         (321,030)
                                                               -------------- ------------  ------------------   ------------

Cash flows from financing activities:
     Advance from Price Communications Corporation                          -           -                 -            2,328
     Payment on advances from Palmer Communications Incorporated      (1,650)           -                 -                -
     Increase (decrease) in short term notes payable                        -       1,366            (1,366)               -
     Repayment of long-term debt                                      (65,125)   (108,319)           (3,782)        (385,000)
     Proceeds from long-term debt                                     171,000     100,000            41,000          695,712
     Payment of debt issuance costs                                    (4,803)          -                 -          (19,412)
     Public offering proceeds, net                                     71,144      95,000                 -                -
     Issuance of common stock                                               -           -                 -            44,015
     Proceeds from stock options exercised                                285          95               999                 -
     Payment of deferred offering costs                                (1,297)       (826)                -                 -
     Purchase of treasury stock                                             -      (8,864)                -                 -
     Proceeds from sales under stock purchase plans                         -         290                 -                 -
                                                                     -----------  ---------          ------------    -----------
                 Net cash provided by financing activities            169,554      78,742            36,851           337,643
                                                                     -----------  ---------          ------------    -----------

                 Net (decrease) increase in cash and cash equivalents     438      (1,738)            1,883            27,926
Cash and cash equivalents at the beginning of period                    2,998       3,436             1,698                 -
                                                                     -------------- -------------  --------------  ----------
Cash and cash equivalents at the end of period                       $  3,436     $ 1,698           $ 3,581          $ 27,926
                                                                     ============== =============  ==============  ==========


See accompanying notes to consolidated financial statements.

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                               ($ in thousands)



      Supplemental Schedule of Noncash Investing and Financing Activities

During 1995, the Predecessor committed to purchase certain minority interests in 1996. This commitment totaling $451 was accrued in 1995 and paid in 1996.

During 1996, the Predecessor increased the purchase obligations related to the final purchase price adjustment for the controlling interest in a non-wireline cellular telephone system purchased in 1991. This increase amounted to $899 and resulted in an increase in licenses.

Acquisitions of non-wireline cellular telephone systems in 1995, 1996 and 1997:


                                                                                             Predecessor
                                                                         ---------------------------------------------------
                                                                               For the year ended                     For the nine
                                                                                  December 31,                        months ended
                                                                         -------------------------------
                                                                            1995                1996              September 30, 1997
                                                                         ----------          ----------           ------------------

                       Cash payment                                      $   158,397        $    67,588                $     31,469
                                                                         ===========        ===========                =============

                       Allocated to:
                            Fixed assets                                 $    22,846        $     5,678                $      3,197
                            Licenses and goodwill                            136,940             61,433                      27,738
                            Deferred income taxes                             (6,165)                 -                           -
                            Current assets and liabilities, net                4,776                477                         534
                                                                           ==========       ===========                  ==========
                                                                           $ 158,397        $    67,588               $      31,469
                                                                           ==========       ===========                  ==========

               Supplemental disclosure of cash flow information

                                                                          Predecessor                               Company
                                                      ---------------------------------------------------          ----------
                                                            For the year ended                For the nine        For the period
                                                               December 31,                   months ended      May 29, 1997 through
                                                      -------------------------------      September 30, 1997    December 31, 1997
                                                         1995                1996
                                                      ----------          -----------      ------------------   --------------------

      Income taxes paid (received), net              $        -           $    1,591           $    (736)              $     (40)
                                                      ==========          ===========          ==========              ==========

      Interest paid                                  $   18,435           $   29,733           $  27,471                $  9,924
                                                      ==========          ===========          ==========              ==========




See accompanying notes to consolidated financial statements.

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                               ($ in thousands)


                                  Predecessor


                                       Common Stock              Common Stock
                                         Class A                    Class B                Additional
                                  ----------------------- ----------------------------      paid-in     Retained
                                    Shares       Amount     Shares         Amount           capital     earnings
                                  -----------  ---------- -----------  ---------------  --------------  --------

Balances at December 31, 1994        706,422    $   7      17,293,578    $              $    4,902      $  (167)

Partnership loss before
       business combination            -            -           -          -              (173,066)       -
Public offering, net of issuance
       costs of $8,114             5,369,350       54           -          -                68,345        -
Exercise of stock options             20,000        -           -          -                   285        -
Net income                             -            -           -          -                     -        2,020
                                  -----------  -------    -----------  ------------      ---------      --------

Balances at December 31, 1995      6,095,772       61      17,293,578       173          $  72,466        1,853

Public offering, net of issuance
       costs of $5,826             5,000,000       50           -          -                94,124        -
Exercise of stock options              6,666        -           -          -                    95        -
Employee and non-employee director
       stock purchase plans           17,243        -           -          -                   290        -
Treasury shares purchased              -            -           -          -                 -          600,000
Net income                             -            -           -          -                 -            4,682
                                  -----------  -------    -----------  ------------      ---------     --------

Balances at December 31, 1996     11,119,681      111      17,293,578       173            166,975        6,535

Exercise of stock options             70,000        1           -          -                   998        -
Net income                             -            -           -          -                 -            6,089
                                  -----------  -------    -----------  ------------       ---------    --------

Balances at September 30, 1997    11,189,681 $    112      17,293,578  $    173          $ 167,973    $  12,624
                                  ===========  =======    ===========  ============      =========     ========


                                      Treasury stock            Total
                                   -------------------       Stockholders'
                                   Shares     Amount            equity
                                   -------------------          -----------

Balances at December 31, 1994        -         $    -                $ 4,915

Partnership loss before
       business combination          -                                (1,066)
Public offering, net of issuance
       costs of $8,114               -             -                  68,399
Exercise of stock options            -             -                     285
Net income                           -             -                   2,020
                                   --------    --------           ------------

Balances at December 31, 1995        -            -                   74,553

Public offering, net of issuance
       costs of $5,826               -             -                  94,174
Exercise of stock options            -             -                      95
Employee and non-employee director
       stock purchase plans          -             -                     290
Treasury shares purchased          (8,864)       (8,864)
Net income                           -             -                   4,682
                                  ---------     -------           -----------

Balances at December 31, 1996     600,000        (8,864)             164,930

Exercise of stock options                                                999
Net income                           -             -                   6,089
                                  ---------     -------           -----------

Balances at September 30, 1997    600,000      $ (8,864)           $ 172,018
                                  =========     =======           ===========


                                                COMPANY

                                       Common Stock
                                          Class A            Additional                       Total
                                  -----------------------      paid-in     Accumulated      stockholders'
                                    Shares       Amount       capital        deficit          equity
                                  -----------  ----------   -----------  ---------------  --------------

Balances at May 29, 1997               -     $     -       $     -       $      -         $     -

Capital contribution                   1,500       -            44,015          -                44,015
Net loss                               -           -             -               (8,852)         (8,852)
                                  -----------  ----------   -----------  ---------------  --------------
Balances at December 31, 1997          1,500 $     -       $    44,015   $       (8,852)  $      35,163
                                  ===========  ==========   ===========  ===============  ==============




See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND ACQUISITION

     Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer" or the "Predecessor").

     In May, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of approximately $486,400. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378,000. Therefore, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880,000. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

     In June, 1997, PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA as part of the financing of the Merger (the "Fort Myers Sale"). In October, 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166,000. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

     Also in connection with the Merger, on October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW of substantially all of the assets used in the operation of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24,200. In January, 1998 the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the Palmer acquisition. Accordingly, no gain or loss was recognized on the Georgia Sale.

     In order to fund the Merger and pay related fees and expenses, in July, 1997, PCW issued $175,000 aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325,000 and revolving loan borrowings of $200,000. In October, 1997, PCW borrowed all term loans available thereunder and approximately $120,000 of revolving loans. DLJ Capital Funding, Inc. provided and syndicated the New Credit Facility. See Notes 5(a) and 5(b).

     The remaining acquisition price of Palmer was funded through a $44,015 equity contribution of PCC and $75,712 of borrowings of Holdings (See Note 5
(c)).

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     BASIS OF PRESENTATION

     For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" the accounting. The consolidated financial statements as of December 31, 1997 and for the period May 29, 1997 through December 31, 1997 reflect a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. Additional purchase liabilities recorded include approximately $6,024 for severance and related costs and $4,491 for costs associated with the shutdown of certain acquired facilities. See Note 3, Other Accrued Liabilities, for amounts outstanding as of December 31, 1997. The preliminary allocation of the purchase price resulted in licenses of approximately $924,504 on the balance sheet, which are being amortized on a straight-line basis over a period of 40 years.

     The consolidated financial statements through September 30, 1997 reflect the historical cost of its assets and liabilities and results of operations and are referred to as the "Predecessor" consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of these two separate entities.

     PRO FORMA INFORMATION

     The following unaudited pro forma condensed consolidated financial information was prepared assuming (i) the Predecessor was acquired on January 1, 1996, (ii) the acquisitions of the licenses had occurred on January 1, 1996 (See
Note 4) and (iii) the Ft. Myers Sale and Georgia Sale occurred on January 1,
1996.

     Proforma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future.


                                     Unaudited
                                Year Ended December 31
                                ----------------------

                                   1996        1997
                                   ----        ----

   Total Revenue                $145,643    $161,468
                                ========    ========

   Loss Before Income Taxes     $(54,529)   $(51,532)
                                ========    ========

   Net Loss                     $(48,895)   $(43,911)
                                ========    ========

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany accounts and transactions. The financial statements also include the debt of Holdings, which funded a portion of the acquisition of Palmer and is indirectly guaranteed by the assets of the Company.

     The Predecessor was a Delaware corporation and was incorporated on December 15, 1993 to effect an initial public offering of its Class A Common Stock. At December 31, 1996, Palmer Communications Incorporated ("PCI") owned 61 percent of the Predecessor's outstanding stock and had 75 percent of its voting rights and therefore the Predecessor was a subsidiary of PCI.

     On March 21, 1995 and April 18, 1995, the Predecessor issued 5,000,000 and 369,350 shares respectively, of Class A Common Stock in an initial public offering (the "Offering") for net proceeds of $68,399. In connection with the Offering, on March 21, 1995, the Predecessor issued 704,755 shares of Class A Common Stock and 17,288,578 shares of Class B Common Stock in exchange for 100 percent of the Partnership interests of Palmer Cellular Partnership (the "Exchange"). The assets and liabilities received in the Exchange were recorded at their historical cost to Palmer Cellular Partnership and not revalued at fair value on the date of transfer. Since the Exchange was between related parties it was accounted for in a manner similar to a pooling of interests.

     Losses in subsidiaries, attributable to minority stockholders and partners, in excess of their capital accounts and cash capital call provisions are not eliminated in consolidation.

     OPERATIONS

     The Company has majority ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in three states: Florida (one), Georgia (five) and Alabama (two). The Company's ownership percentages in these entities range from approximately 78 percent to 100 percent. The Company owns directly and operates eight non-wireline cellular telephone systems in Rural Service Areas in Georgia (seven) and Alabama (one).

     The Predecessor had majority ownership in corporations and partnerships which operated the non-wireline cellular telephone systems in nine MSA's in three states: Florida (two), Georgia (five) and Alabama (two). The Predecessor's ownership percentages in these entities ranged from approximately 78 percent to 100 percent. The Predecessor owned directly and operated eight non-wireline cellular telephone systems in RSA's in Georgia (seven) and Alabama (one).

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

      CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows the Company and the Predecessor consider cash and repurchase agreements with a maturity of three months or less to be cash equivalents.

      INVENTORY

      Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Depreciation is provided principally by the straight-line method over the estimated useful lives, ranging from 5 to 20 years for buildings and improvements and 5 to 10 years for equipment, communications systems and furnishings.

      ACQUISITIONS AND LICENSES

      The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is record as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period.

      Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      OTHER INTANGIBLE ASSETS

      Other intangibles consist principally of deferred financing costs and other items. These costs are being amortized by the interest or straight-line method over their respective useful lives, which range from 5 to 10 years.

      INCOME TAXES

      The Company and the Predecessor account for income taxes under the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   INTEREST RATE SWAP AGREEMENTS

      The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

     REVENUE RECOGNITION

      Service revenue includes local subscriber revenue and outcollect roaming revenue.

      Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

      Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue is recognized when the services are rendered.

      Equipment sales and installation revenues are recognized upon delivery to the customer or installation of the equipment.

     OPERATING EXPENSES - ENGINEERING, TECHNICAL AND OTHER DIRECT

      Engineering, technical and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

     STOCK OPTION PLANS

      Prior to January 1, 1996, the Predecessor accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Predecessor adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Predecessor elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

     For cash and cash equivalents, trade accounts receivable, receivable from other cellular carriers, notes payable, accounts payable and accrued expenses, the carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

     Rates currently available for long-term debt with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value for long-term debt. Note 5 presents the fair value for long-term debt and the related interest rate cap and swap agreements.

     Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(2)  TRADE ACCOUNTS RECEIVABLE

     The Company and the Predecessor grant credit to its customers. Substantially all of the customers are residents of the local areas served. Generally, service is discontinued to customers whose accounts are 60 days past due.

      The activity in the Predecessor's and the Company's allowance for doubtful accounts for the years ended December 31, 1995, and 1996, the nine months ended September 30, 1997 and the period from October 1, 1997 through December 31, 1997 consisted of the following:

                                                                     Allowance at
                                         Balance at     Charged        dates of
                                         beginning        to         acquisitions       Deductions,        Balance at
                                         of period     expenses     (dispositions)   net of recoveries   end of period
                                        ------------  -----------  ----------------  -----------------  ----------------

PREDECESSOR
Year ended December 31, 1995                  $1,567       $2,078           $  432            $(2,197)            $1,880
                                              ======       ======           ======            =======             ======

PREDECESSOR
Year ended December 31, 1996                  $1,880       $3,946           $1,270            $(5,305)            $1,791
                                              ======       ======           ======            =======             ======

PREDECESSOR
Nine months ended
September 30, 1997                             1,791       $3,614           $  147            $(4,212)            $1,340
                                              ------       ------           ------            -------             ------

COMPANY
Period from May 29, 1997
through  December 31, 1997                    $1,340       $1,202           $ (206)           $(1,518)            $  818
                                              ======       ======           ======            =======             ======

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(3)      Other Accrued Liabilities

            Other accrued liabilities at December 31, 1996 and 1997 consisted of the following:

                                                                                                1996      1997
                                                                                                ----      ----

                    Accrued telecommunications expenses                                       $   892   $ 2,176
                    Accrued local taxes                                                           913       888
                    Accrued severance payments                                                   --       5,715
                    Accrued shutdown and consolidation costs of
                    certain acquired facilities                                                  --       4,258
                    Miscellaneous accruals                                                      1,821     2,994
                                                                                              -------   -------
                                                                                              $ 3,626   $16,031
                                                                                              =======   =======



(4)      Acquisitions and Purchase of Licenses

            On December 1, 1995, the Predecessor purchased all of the outstanding stock of Augusta Metronet, Inc. and Georgia Metronet, Inc., which own either directly (or in the case of Georgia Metronet, Inc., through its 97.9 percent interest in the Savannah Cellular Limited Partnership) the licenses to operate the non-wireline cellular telephone systems in the Savannah and Augusta, Georgia MSAs, respectively, for an aggregate purchase price of $158,397. The acquisition was accounted for by the purchase method of accounting. In connection with this acquisition, $136,940 of the purchase price was allocated to licenses and goodwill.

            On June 20, 1996, the Predecessor acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-1 RSA for an aggregate purchase price of $31,616. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27,942 of the purchase price was allocated to licenses.

            On July 5, 1996, two of the Predecessor's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-6 RSA for an aggregate purchase price of $35,972. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $33,491 of the purchase price was allocated to licenses.

            On January 31, 1997, a majority-owned subsidiary of the Predecessor acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA for an aggregate purchase price of $31,486. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27,650 of the purchase price was allocated to licenses.

            See Note 1 for presentation of pro forma information.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(5)      Notes Payable and Long-Term Debt

            Long-term debt consists of the following:

                                                                                              Predecessor                 Company
                                                                                              -----------                 -------
                                                                                                            December 31
                                                                                         -------------------------------------------
                                                                                                  1996                      1997
                                                                                                  ----                      ----

Credit agreement                                                                                   $337,000(d)           $438,000(a)
11.75% Senior Subordinated Notes                                                                       --                 175,000(b)
13.5% Senior Secured Discount Notes                                                                    --                  80,112(c)
Purchase obligations                                                                                  5,296(e)               --
                                                                                                   --------              --------
                                                                                                    342,296               693,112
Less current installments                                                                             5,296                 2,812
                                                                                                   --------              --------
Long-term debt, excluding
     current installments                                                                          $337,000              $690,300
                                                                                                   ========              ========

   (a) In October 1997, the Company entered into a credit agreement
("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525,000. The Credit Agreement includes a $325,000 term loan facility and a $200,000 revolving credit facility. The term loan facility is comprised of tranche A loans of up to $100,000, which will mature on September 30, 2005, and tranche B term loans of up to $225,000, which will mature on September 30, 2006. The revolving credit facility will terminate on September 30, 2006. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, as the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75 for Euro-Dollar rate loans and (y) 1.75% for base rate loans. As of December 31, 1997, the Credit Agreement was bearing interest at 8.5% for the tranche A loan and revolving credit facility and 8.7% for the tranche B loan. The Credit Agreement contains restrictions on the subsidiary's ability to engage in certain activities, including limitations on incurring additional indebtedness, liens and investments, payment of dividends and the sale of assets. Holdings is a guarantor of the Credit Agreement. As of December 31, 1997 $87,000 of the revolving credit facility was unused and available for borrowings.

   (b) In July 1997, the Company issued $175,000 of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The carrying value of the 11.75% Notes approximates fair value as of December 31, 1997.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(5)      Notes Payable and Long-Term Debt - (Continued)

             (c) In August, 1997 Holdings issued 153,400 units, consisting of Notes and warrants of PCC (the "Warrants"), in exchange for $80,000. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock of PCC shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payments of dividends, incurrence of debt and sale of assets. The Warrants have been assigned a value of $4,288, which amount is accounted for as original issue discount, resulting in an effective interest rate of approximately 14.13% per annum. The fair value of the Notes was estimated as $80,112 as of December 31, 1997.

            (d) On December 1, 1995, the Predecessor entered into an amended and restated credit agreement with 21 banks which provided for a revolving line of credit of up to $500,000, subject to certain limitations through June 30, 2004. Interest was payable at variable rates and under various interest rate options. The interest rate at December 31, 1996 ranged from 7.42 to 8.88 percent before the affect of the interest rate swap and cap agreements outlined below. The credit agreement also provided for a commitment fee of .5 percent per year on any unused amounts of the credit agreement. Amounts outstanding were secured by the assets of the Predecessor.

            The credit agreement provided for various compliance covenants and restrictions, including items related to mergers or acquisition transactions, the declaration or payment of dividends or other payments to stockholders, capital expenditures and maintenance of certain financial ratios. At December 31, 1996 the Predecessor was in compliance with all but one financial ratio covenant. This covenant was based on operating results for the year ended December 31, 1996. The Predecessor obtained a waiver of the noncompliance with this 1996 financial ratio covenant. In connection with the acquisition of the Predecessor (see Note 1), the Predecessor credit agreement was refinanced.

            (e) In connection with the purchase of controlling interest in a non-wireline cellular telephone system in 1991, the Predecessor incurred certain purchase obligations. The obligations were retired in July 1996 and January 1997.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(5)         Notes Payable and Long-Term Debt - (Continued)

              The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt and thus were entered into for purposes other than trading. At December 31,1997, the Company had outstanding seven interest rate swap agreements and one interest rate cap agreement having a total notional value of $370,000. These interest rate swap and cap agreements effectively change the Company's interest rate exposure on a quarterly basis on $370,000 of outstanding debt. The cap and swap agreements are summarized as follows:

                                                                       Maximum            Notional
               Type of agreement          Maturity                     LIBOR               Value
               -----------------          ---------                    ------              -----

Pay Later Cap (1)                         Jan. 12, 1998                 8.5 %            $ 20,000
Participating Swap (2)                    Aug. 10, 1998                 5.98%              15,000
Swap                                      Aug. 6, 1999                  6.36%              25,000
Swap                                      Oct. 21, 1999                 5.92%             185,000
Swap                                      Aug. 7, 2000                  6.09%              50,000
Swap                                      Aug. 21, 2000                 6.11%              25,000
Swap                                      Oct. 10, 2000                 6.10%              25,000
Swap                                      Oct. 11, 2000                 5.99%              25,000
                                                                                         --------
                                                                                         $370,000
                                                                                         ========

(1) When the three-month LIBOR rate is 8.5 percent or higher the Company receives a quarterly payment of $98.

(2) When the six-month LIBOR is less than 5.98 percent the Company participates in 45 percent of the difference.

            The market value of the swap and cap agreements above, which has not been reflected in the consolidated financial statements as of December 31, 1997, is a loss of $1,076.

            The Company is exposed to interest rate risk in the event of nonperformance by the other party to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by any of the banks.

            The aggregate maturities of long-term debt are as follows:

                      December 31,                   Amount
                      ------------                   ------

                      1998                    $        2,812
                      1999                             4,750
                      2000                            12,875
                      2001                            15,375
                      2002                            17,875
                      Thereafter                     639,425
                                                   ---------
                                              $      693,112
                                                   =========

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(6)      Income Taxes

         Components of income tax expense (benefit) consist of the following:

                                   Federal          State            Total
                                   -------          -----            -----
Predecessor:
  Year ended December 31,1995:
      Current                      $  --            $  --            $  --
      Deferred                       2,550              100            2,650
                                   -------          -------          -------
                                   $ 2,550          $   100          $ 2,650
                                   =======          =======          =======

Predecessor:
  Year ended December 31,1996:
      Current                      $  --            $   869          $   869
      Deferred                       1,795               60            1,855
                                   -------          -------          -------
                                   $ 1,795          $   929          $ 2,724
                                   =======          =======          =======
Predecessor:
  Period ended September 30, 1997
      Current                      $  --            $   214          $   214
      Deferred                       3,553              386            3,939
                                   -------          -------          -------
                                   $ 3,553          $   600          $ 4,153
                                   =======          =======          =======
Company:
   Period ended December 31, 1997
      Current                      $(2,244)         $(4,321)         $(2,676)
      Deferred                      (2,116)            (337)          (2,453)
                                   -------          -------          -------
                                   $(4,360)         $  (769)         $(5,129)
                                   -------          =======          =======

    The consolidated effective tax rate differs from the statutory
United States federal tax rate for the following reasons and by the following percentages:

                                                                             Predecessor                             Company
                                                     ---------------------------------------------------------     ----------------
                                                                    Year ended             Nine months ended         Period ended
                                                                   December 31,              September 30,           December 31,

                                                            1995                  1996            1997                   1997
                                                            ----                  ----            ----                   ----

Statutory United States federal tax rate                      34.0%                34.0%            34.0%              (34.0)%
Partnership loss prior to corporate status                    10.1                  --               --                  --
License amortization not deductible for tax                    7.7                 32.5              --                  --
Net operating loss carryforwards                             (59.0)               (42.8)             --                  --
State taxes                                                    --                   8.3              6.0                (3.6)
Recognition of deferred taxes related to the
difference between financial statement and
income tax bases of certain assets and
liabilities in connection with the Exchange                   73.5                  --               --                  --
Non deductible interest expense                                --                   --               --                  1.1
Other                                                          7.2                  4.8              1.0                (0.2)
                                                              ----                 ----             ----                ----
        Consolidated effective tax rate                       73.5%                36.8%            41.0%              (36.7)%
                                                             ======               ======           ======              =======

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(6) INCOME TAXES - (CONTINUED)

               In 1997, the Predecessor recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions. The components of the deferred income tax assets and liabilities are as follows:

                                            Predecessor              Company
                                            -----------              -------
                                                1996                  1997
                                            -----------               ----

Deferred tax assets:
      Allowance for doubtful accounts       $     609              $     327
      Inventory reserve                            --                    144
      Deferred revenue                             --                    400
      Nondeductible accruals                      221                  6.495
      Net operating loss carryforwards          4,100                  1,950
      Valuation allowance                          --                 (1,950)
                                            ---------              ---------
            Total deferred tax assets           4,930                  7,366
                                            =========              =========



Deferred tax liabilities:
      Accumulated depreciation                 (7,415)                (8,559)
      Licenses                                 (8,185)              (302,306)
                                            ---------              ---------
      Total deferred tax liabilities          (15,600)              (310,865)
                                            ---------              ---------
            Deferred tax liability, net     $ (10,670)             $(303,499)
                                            =========              =========


                 The net operating loss carryforwards totaled approximately $5,000 at December 31, 1997 and expire in amounts ranging from approximately $400 to $4,100 through 2012. For carryforwards of approximately $12,350 Utilization of these carry forwards is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.

(7)      Common Stock and Stock Plans

                 During 1994, the Predecessor amended its certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 91,000,000 and to provide for Class A Common and Class B Common Stock. The Class A Common Stock has one vote per share. The Class B Common Stock, which may be owned only by PCI or certain successors of PCI and of which no shares may be issued subsequent to the Offering, has five votes per share, provided, however, that, so long as any Class A Common Stock is issued and outstanding, at no time will the total outstanding Class B Common Stock have the right to cast votes having more than 75 percent of the total voting power of the common stock in the aggregate. Shares of Class B Common Stock shall be converted into Class A Common Stock on a share-for share basis: (i) at any time at the option of the holder; (ii) immediately upon the transfer of shares of Class B Common Stock to any holder other than a successor of PCI; (iii) immediately if the shares of Class B Common Stock held by PCI or its successors constitute 33 percent or less of the outstanding shares of the Predecessor; (iv) at the end of 20 years from original issuance of those shares of Class B Common Stock; or (v) if more than 50 percent of the equity interests in PCI become beneficially owned by persons other than: (i) beneficial owners of PCI as of December 29, 1994 ("Current PCI Beneficial Owners"); (ii) affiliates of Current PCI Beneficial Owners; (iii) heirs or devisees of any individual Current PCI Beneficial Owners, successors of any corporation or partnership which is a Current PCI Beneficial Owner and beneficiaries of any trust which is a Current PCI Beneficial Owner; and (iv) any relative, spouse or relative of a spouse of any Current PCI Beneficial Owner.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(7)  COMMON STOCK AND STOCK PLANS - (CONTINUED)

                 The Predecessor adopted a Stock Option Plan in connection with the Offering, under which options for an aggregate of 1,600,000 shares of Class A Common Stock are available for grants to key employees. The Predecessor also adopted a Director's Stock Option Plan in connection with the Offering, under which options for an aggregate of 300,000 shares of Class A Common Stock are available for grants to directors who are not officers or employees of the Predecessor. Stock options under both plans are granted with an exercise price equal to the stock's fair value at the date of grant. The stock options granted under the Stock Option Plan have 10-year terms and vest and become exercisable ratably over three years from the date of grant. The stock options granted under the Director's Stock Option Plan are vested and become fully exercisable upon the date of the grant. At December 31, 1996, there were options with respect to 693,334 and 45,000 shares of Class A Common Stock outstanding under the Stock Option Plan and the Director's Stock Option Plan, respectively. At December 31, 1996, there were 880,000 and 255,000 additional shares available for grant under the Stock Option Plan and the Director's Stock Option Plan, respectively.

                 The Predecessor applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Predecessor determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Predecessor's net income (loss) and net income would have been reduced to the pro forma amounts indicated below:

                                                                   Nine months
                                                  Year ended          ended
                                                  December 31,     September 30,
                                                 1995     1996        1997
                                                 ----     ----     ------------

Net income-as reported                           $  954  $  4,682    $ 6,089
Net (loss) income-pro forma                      $ (777) $  2,850    $ 4,753

                 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(7)  COMMON STOCK AND STOCK PLANS - (CONTINUED)

                 Stock option activity during the periods indicated is as follows:

                                                                           ($'s not in thousands)
                                                Number                       Weighted Average
                                                Of Shares                     Exercise Price
                                                ---------                    ---------------
    Balance December 31, 1994                      -                              -
                      Granted                   692,500                           $14.25
                    Exercised                   (20,000)                           14.25
                                                --------

    Balance December 31, 1995                   672,500                            14.25
                      Granted                    72,500                            17.25
                    Exercised                    (6,666)                           14.25
                                                --------

    Balance December 31, 1996                   738,334                            14.54
                    Exercised                   (70,000)                           14.25
                                                --------

    Balance September 30, 1997                  668,334                            14.60
                                                =======

                 At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $14.25 - $17.25 ($'s not in thousands) and 8.3 years, respectively.

                 At December 31, 1996, the number of options exercisable was 250,000, and the weighted average exercise price of those options was $14.34 ($'s not in thousands).

                 The Predecessor adopted a stock purchase plan for employees (the "Employee Stock Purchase Plan") and a stock purchase plan for non-employee directors (the "Non-Employee Director Stock Purchase Plan"). Under the Employee Stock Purchase Plan, 160,000 shares of Class A Common Stock are available for purchase by eligible employees of the Predecessor or any of its subsidiaries. Under the Non-Employee Director Stock Purchase Plan, 25,000 shares of Class A Common Stock are available for purchase by non-employee directors of the Predecessor. The purchase price of each share of Class A Common Stock purchased under the Employee Stock Purchase Plan or the Non-Employee Director Stock Purchase Plan will be the lesser of 90 percent of the fair market value of the Class A Common Stock on the first trading day of the plan year or on the last day of such plan year; provided, however, that in no event shall the purchase price be less than the par value of the stock. Both plans will terminate in 2005, unless terminated at an earlier date by the board of directors. During the year ended December 31, 1996, 15,541 shares were issued under the Employee Stock Purchase Plan and 1,702 shares were issued under the Non-Employee Director Stock Purchase Plan at a purchase price of $16.85 ($'s not in thousands). Compensation cost computed under the provisions of SFAS No. 123 related to the shares issued under the Employee Stock Purchase Plan and the Non-Employee Director Stock Purchase Plan is immaterial to the consolidated financial statements.

                 In connection with the acquisition of Palmer, the Company repurchased all of the options of Palmer that were outstanding.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(8)      Related Party Transactions

                 On January 1, 1997 the Predecessor purchased a building and certain towers from PCI for $6,243. These assets were previously leased from PCI.

                 Concurrently with the Offering and the Exchange, the Predecessor and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $492, $534 and $88 for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively, and are include as a reduction of selling, general and administrative expenses.

                 Concurrently with the Offering and the Exchange, the Predecessor and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $84, $120 and $97 for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively, and are included in selling, general and administrative expenses.

                 PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Predecessor participated in this plan and was allocated 401(k) retirement and matching expense of $493, $696, and $544 for the years ended December 31, 1995, and 1996 and the nine months ended September 30, 1997, respectively.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(9)      Commitments and Contingencies

         Leases

                 The Company occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

                 Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

    Year ending December 31:

          1998                                          $         2,950
          1999                                                    2,535
          2000                                                    1,981
          2001                                                    1,305
          2002                                                      843
          Later years through 2013                                1,491
                                                             ----------
                      Total minimum lease payments      $        11,105
                                                             ==========

                 Rental expense for the Predecessor was $2,487, $3,551, and $3,123 for the years ended December 31, 1995, 1996 and the nine months ended September 30, 1997, respectively of which $269 and $278 was paid to related parties for 1995 and 1996, respectively. Rental expense for the Company was $806 for the period from May 29, 1997 to December 31, 1997.

Contingencies

                 The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(10)     Selected Quarterly Financial Data (Unaudited)


                                                                               Predecessor
                                                                               -----------

                                                First         Second              Third              Fourth
Year Ended December 31, 1996                    Quarter       Quarter            Quarter             Quarter              Total
                                                -------       -------            --------            --------             -----

Total Revenue                                 $ 36,950 (a)      $ 40,031 (a)      $ 41,171 (a)      $ 41,591           $159,743
                                              ========          ========          ========          ========           ========

Operating Income                              $  8,514          $ 11,281          $ 11,977          $  9,405           $ 41,177
                                              ========          ========          ========          ========           ========

Net Income (Loss)                             $     76          $  1,684          $  2,976          $    (54)          $  4,682
                                              ========          ========          ========          ========           ========





                                                                Predecessor                         Company
                                                                -----------                         -------

                                                 First           Second            Third     For the period May 29, 1997
Year Ended December 31, 1997                   Quarter           Quarter           Quarter   through December 31, 1997 (b)
                                               -------          --------           -------   -----------------------------

  Total Revenue                               $ 44,683          $ 48,545          $ 48,508            $ 43,713
                                              ========          ========          ========            ========

Operating Income                              $  9,805          $ 13,022          $ 12,984            $  8,616
                                              ========          ========          ========            ========

Net Income (Loss)                             $  1,177          $  2,523          $  2,389            $ (8,852)
                                              ========          ========          ========            ========


(a) Certain reclassifications were made to conform to the fourth quarter presentation.

(b) The decrease in revenue and operating income in the fourth quarter is a result of customer acquisition costs, including advertising, commissions and phone discounts, related to Holiday sales (consistent with prior years), the Fort Myers Sale, and amortization of the additional license recorded in the merger. The net loss is due to these reasons as well as the interest expense on debt incurred to fund the Acquisition (see Note 1).

                                  SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                PRICE COMMUNICATIONS WIRELESS, INC.

                                By: /s/ Robert Price
                                   --------------------
                                   ROBERT PRICE
                                   DIRECTOR, PRESIDENT AND TREASURER

Dated: March 31, 1998


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                                TITLE                     DATE


     /s/ Robert Price          Director, President and         March 31, 1998
----------------------------   Treasurer (Principal
       ROBERT PRICE            Executive Officer, Financial
                               Officer and Accounting
                               Officer)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                  DESCRIPTION
---------       ---------------------------------------------------------------

2.1 The Merger Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

3.1 Certificate of Incorporation of PCW, as amended, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

3.2 By-laws of PCW, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

4.1 Indenture to 11 3/4% Senior Subordinted Notes due 2007 between PCW and Bank of Montreal Trust Company, as Trustee (including form of Senior Subordinated Note), incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.1 Credit Agreement dated as of September 30, 1997 among Holdings, PCW, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent and Bank of Montreal, Chicago branch, as administrative agent, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.2 Fort Myers Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.3 Georgia Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.4 Ryan Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.5 Wisehart Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.6 Meehan Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)