Form 10-K405/A
period 1997-12-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-04-02
CIK 1046202

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ____ No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-K or any amendment to the Form 1O-K. [X]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

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

                                               Predecessor                           Company
                          ------------------------------------------------------  -------------
                               For the year ended December 31,                      For the
                          ----------------------------------------                  period
                                                                    For the nine  May 29, 1997
                                                                    months ended     through
                                                                    September 30,  December 31,
                           1993      1994(1)    1995(2)    1996(3)       1997        1997
                         --------   --------   --------   --------- ------------  -------------
               (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRIBER DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Service .............. $ 35,173   $ 61,021   $ 96,686   $ 151,119   $ 134,123   $   41,365
  Equipment sales and
   installation.........    6,285      7,958      8,220       8,624       7,613        2,348
                         --------   --------   --------   ---------    --------   ----------
      Total revenue.....   41,458     68,979    104,906     159,743     141,736       43,713
                         --------   --------   --------   ---------    --------   ----------
  Engineering, technical
   and other direct
   expenses.............    7,343     12,776     18,184      28,717      23,301        5,978
  Cost of equipment.....    7,379     11,546     14,146      17,944      16,112        5,259
  Selling, general and
   administrative
   expenses.............   13,886     19,757     30,990      46,892      41,014       12,805
  Depreciation and
   amortization.........   10,689      9,817     15,004      25,013      25,498       11,055
                         --------   --------   --------   ---------    --------   ----------
  Operating income......    2,161     15,083     26,582      41,177      35,811        8,616
                         --------   --------   --------   ---------    --------   ----------
  Other income (expense):
    Interest, net.......   (9,006)   (12,715)   (21,213)    (31,462)    (24,467)     (22,198)
    Other, net..........     (590)       (70)      (687)       (429)        208           15
                         --------   --------   --------   ---------    --------   ----------
        Total other
         expenses.......   (9,596)   (12,785)   (21,900)    (31,891)    (24,259)     (22,183)
                         --------   --------   --------   ---------    --------   ----------
  Minority interest
   share of (income)
   losses...............       83       (636)    (1,078)     (1,880)     (1,310)       (414)
  Income tax benefit
   (expense)............        0          0     (2,650)     (2,724)     (4,153)      5,129
                         --------   --------   --------   ---------    --------   ---------
  Net income (loss)..... $ (7,352)  $ (1,662)  $    954   $   4,682    $  6,089   $  (8,852)
                         ========   ========   ========   =========    ========   =========
  OTHER DATA:
  Capital expenditures.. $ 13,304   $ 22,541   $ 36,564   $  41,445    $ 40,757   $  14,499
  Operating income
   before depreciation
   and amortization
   ("EBITDA")(4)........ $ 12,850   $ 24,900   $ 41,586   $  66,190    $ 61,309   $  19,671
  EBITDA margin on
   service revenue......    36.5%      40.8%      43.0%       43.8%       45.7%       47.6%
  Net cash provided by
   (used in):
    Operating activities $  9,108   $  7,238   $ 27,660   $  30,130    $ 38,791   $  11,313
    Investing activities  (27,362)  (116,850)  (196,610)  (110,610)     (73,759)   (321,030)
    Financing activities   19,481    110,940    169,554     78,742       36,851     337,643
  Penetration(5)........    3.48%      4.58%      6.41%      7.45%        8.60%       9.40%
  Subscribers at end of
   period(6)............   65,761    117,224    211,985    279,816      337,345     309,606
  Cost to add a net
   subscriber(7)........ $    203   $    247   $    276   $    407     $    514    $    370
  Average monthly
   service revenue per
   subscriber(8)........ $  62.69  $   60.02   $  56.68   $  52.20     $  47.52       47.47


                                                                  Predecessor                                     Company
                                          -----------------------------------------------------------     ------------------------

                                                         For the year ended December 31,                                  For the
                                          -----------------------------------------------------------                     period
                                                                                                         For the nine   May 29, 1997
                                                                                                         months ended     through
                                                                                                         September 30,  December 31,
                                              1993           1994(l)        1995(2)         1996(3)          1997          1997
                                          -----------     -----------     -----------     -----------     -----------   -----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRWER DATA)
   Average monthly churn (9).......           1.37%           1.55%          1.55%           1.84%           1.89%         1.84%
   Ratio of earnings to fixed
     charges (10)..................             N/A          1. 17x          1.21x           1.28x           1.45x           N/A

CONSOLIDATED BALANCE SHEET DATA:
     Cash..........................        $  1,670        $  2,998     S    3,436        $  1,698        $  3,581    $   27,926
     Working capital (deficit).....             799           2,490        (1,435)             296           7,011         3,080
   Property and equipment,
     net...........................          23,918          51,884        100,936         132,438         161,351       151,141
   Licenses and other intangibles,
     net...........................         114,955         199,265        332,850         387,067         406,828       937,986
     Total assets..................         150,054         273,020        462,871         549,942         599,815     1,144,479
     Total debt....................         131,361         245,609        350,441         343,662         378,000       693,112
     Stockholders' equity..........           3,244           4,915         74,553         164,930         172,018        35,163

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

             PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                               ($ in thousands)


                                                                            Predecessor                         Company
                                                                  -----------------------------------------------------------------
                                                                                               For the nine       For the period
                                                                    For the year ended         months ended     May 29, 1997 through
                                                                        December 31,        September 30, 1997    December 31, 1997
                                                                  -----------------------   ------------------    ----------------
                                                                     1995         1996
                                                                   ---------    ---------

Cash flows from operating activities:
     Net income (loss)                                             $     954    $   4,682         $  6,089            $ (8,852)
                                                                   ---------    ---------         --------            ---------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                            15,004       25,013           25,498              11,055
             Minority interest share of income                         1,078        1,880            1,310                 414
             Deferred income taxes                                     2,650        1,855            3,939              (2,454)
             Interest deferred and added to long-term debt               607          355                -               4,400
             Payment of deferred interest                                  -       (1,080)          (1,514)                  -
             Changes in current assets and liabilities:
             (Increase) decrease in trade accounts receivable         (2,741)      (1,561)             473                 124
             Decrease (increase) in inventory                          4,076       (2,595)           2,800                 458
             Increase (decrease) in accounts payable                   2,623         (841)          (1,390)              3,598
             (Decrease) increase in accrued interest payable             (14)        (167)            (374)              9,394
             Increase (decrease) in accrued salaries and
                 employee benefits                                       241          165              251                (341)
             Increase (decrease) in other accrued liabilities            583         (507)           2,049              (4,529)
             Increase (decrease) in deferred revenue                     658          912                4              (1,046)
             (Decrease) increase in customer deposits                    (53)         134              (94)                 15
             (Decrease) increase in accrued income tax
                 long term                                                 -            -                -              (2,675)
             Other                                                     1,994        1,885             (250)              1,752
                                                                   ---------    ---------         --------            --------
             Total adjustments                                        26,706       25,448           32,702              20,165
                                                                   ---------    ---------         --------            --------
                 Net cash provided by operating activities            27,660       30,130           38,791              11,313
                                                                   ---------    ---------         --------            --------

Cash flows from investing activities:
     Capital expenditures                                            (36,564)     (41,445)         (40,757)            (14,499)
     Increase in other intangible assets and other assets               (310)      (2,180)            (778)                  -
     Proceeds from sales of property and equipment                        38            5              201                   -
     Acquisition of Predecessor net assets                                 -            -                -            (497,856)
     Purchase of cellular systems                                   (158,397)     (67,588)         (31,469)                  -
     Proceeds from sales of cellular systems                               -            -                -             193,799
     Collection of purchase price adjustment                               -        2,452                -                   -
     Purchases of minority interests                                  (1,543)      (1,854)            (956)               (794)
     Distributions to minority interests                                   -            -                -              (1,680)
                                                                   ---------    ---------         --------            --------
                 Net cash used in investing activities              (196,776)   (110,610)          (73,759)           (321,030)
                                                                   ---------    ---------         --------            --------

Cash flows from financing activities:
     Advance from Price Communications Corporation                          -           -                -               2,328
     Payment on advances from Palmer Communications Incorporated      (1,650)           -                -                   -
     Increase (decrease) in short term notes payable                        -       1,366           (1,366)                  -
     Repayment of long-term debt                                      (65,125)   (108,319)          (3,782)           (385,000)
     Proceeds from long-term debt                                     171,000     100,000           41,000             695,712
     Payment of debt issuance costs                                    (4,803)          -                -             (19,412)
     Public offering proceeds, net                                     71,144      95,000                -                   -
     Issuance of common stock                                               -           -                -              44,015
     Proceeds from stock options exercised                                285          95              999                   -
     Payment of deferred offering costs                                (1,297)       (826)               -                   -
     Purchase of treasury stock                                             -      (8,864)               -                   -
     Proceeds from sales under stock purchase plans                         -         290                -                   -
                                                                   ----------   ---------         --------            --------
             Net cash provided by financing activities                169,554      78,742           36,851             337,643
                                                                   ----------   ---------         --------            --------

             Net (decrease) increase in cash and cash equivalents         438      (1,738)           1,883              27,926
Cash and cash equivalents at the beginning of period                    2,998       3,436            1,698                   -
                                                                   ----------   ---------         --------            --------
Cash and cash equivalents at the end of period                     $    3,436   $   1,698         $  3,581            $ 27,926
                                                                   ==========   =========         ========            ========


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

Acquisitions of non-wireline cellular telephone systems in 1995, 1996 and 1997:


                                                                                             Predecessor
                                                                         ---------------------------------------------------
                                                                               For the year ended                     For the nine
                                                                                  December 31,                        months ended
                                                                         -------------------------------
                                                                            1995                1996              September 30, 1997
                                                                         ----------          ----------           ------------------

                       Cash payment                                      $   158,397        $    67,588                $     31,469
                                                                         ===========        ===========                =============

                       Allocated to:
                            Fixed assets                                 $    22,846        $     5,678                $      3,197
                            Licenses and goodwill                            136,940             61,433                      27,738
                            Deferred income taxes                             (6,165)                 -                           -
                            Current assets and liabilities, net                4,776                477                         534
                                                                           ==========       ===========                  ==========
                                                                           $ 158,397        $    67,588               $      31,469
                                                                           ==========       ===========                  ==========

               Supplemental disclosure of cash flow information

                                                                          Predecessor                               Company
                                                      ---------------------------------------------------          ----------
                                                            For the year ended                For the nine        For the period
                                                               December 31,                   months ended      May 29, 1997 through
                                                      -------------------------------      September 30, 1997    December 31, 1997
                                                         1995                1996
                                                      ----------          -----------      ------------------   --------------------

      Income taxes paid (received), net              $        -           $    1,591           $    (736)              $     (40)
                                                      ==========          ===========          ==========              ==========

      Interest paid                                  $   18,435           $   29,733           $  25,102                $  9,924
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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     BASIS OF PRESENTATION

     For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" the accounting. The consolidated financial statements as of December 31, 1997 and for the period May 29, 1997 through December 31, 1997 reflect a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. Additional purchase liabilities recorded include approximately $6,464 for severance and related costs and $4,051 for costs associated with the shutdown of certain acquired facilities. See Note 3, Other Accrued Liabilities, for amounts outstanding as of December 31, 1997. The preliminary allocation of the purchase price resulted in licenses of approximately $924,504 on the balance sheet, which are being amortized on a straight-line basis over a period of 40 years.

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
                                              ======       ======           ======            =======             ======

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(3)      Other Accrued Liabilities

            Other accrued liabilities at December 31, 1996 and 1997 consisted of the following:

                                                                                                1996      1997
                                                                                                ----      ----

                    Accrued telecommunications expenses                                       $   892   $ 2,176
                    Accrued local taxes                                                           913       888
                    Accrued severance payments                                                   --       6,155
                    Accrued shutdown costs of
                    certain facilities                                                           --       3,818
                    Miscellaneous accruals                                                      1,821     2,994
                                                                                              -------   -------
                                                                                              $ 3,626   $16,031
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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(5)      Notes Payable and Long-Term Debt - (Continued)

             (c) In August, 1997 Holdings issued 153,400 units, consisting of Notes and warrants of PCC (the "Warrants"), in exchange for $80,000. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.400 by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock of PCC shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payments of dividends, incurrence of debt and sale of assets. The Warrants have been assigned a value of $4,288, which amount is accounted for as original issue discount, resulting in an effective interest rate of approximately 14.13% per annum. The fair value of the Notes was estimated as $80,112 as of December 31, 1997.

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
                                                   =========

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(6)      Income Taxes

         Components of income tax expense (benefit) consist of the following:

                                   Federal          State            Total
                                   -------          -----            -----
Predecessor:
  Year ended December 31,1995:
      Current                      $  --            $  --            $  --
      Deferred                       2,550              100            2,650
                                   -------          -------          -------
                                   $ 2,550          $   100          $ 2,650
                                   =======          =======          =======

Predecessor:
  Year ended December 31,1996:
      Current                      $  --            $   869          $   869
      Deferred                       1,795               60            1,855
                                   -------          -------          -------
                                   $ 1,795          $   929          $ 2,724
                                   =======          =======          =======
Predecessor:
  Period ended September 30, 1997
      Current                      $  --            $   214          $   214
      Deferred                       3,553              386            3,939
                                   -------          -------          -------
                                   $ 3,553          $   600          $ 4,153
                                   =======          =======          =======
Company:
   Period ended December 31, 1997
      Current                      $(2,244)         $  (432)         $(2,676)
      Deferred                      (2,116)            (337)          (2,453)
                                   -------          -------          -------
                                   $(4,360)         $  (769)         $(5,129)
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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)

(6) INCOME TAXES - (CONTINUED)

               In 1997, the Predecessor recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions. The components of the deferred income tax assets and liabilities are as follows:

                                            Predecessor              Company
                                            -----------              -------
                                                1996                  1997
                                            -----------               ----

Deferred tax assets:
      Allowance for doubtful accounts       $     609              $     327
      Inventory reserve                            --                    144
      Deferred revenue                             --                    400
      Nondeductible accruals                      221                  6.495
      Net operating loss carryforwards          4,100                  3,560
      Valuation allowance                          --                 (3,560)
008
                                            ---------              ---------
            Total deferred tax assets           4,930                  7,366
                                            =========              =========



Deferred tax liabilities:
      Accumulated depreciation                 (7,415)                (8,559)
      Licenses                                 (8,185)              (302,306)
                                            ---------              ---------
      Total deferred tax liabilities          (15,600)              (310,865)
                                            ---------              ---------
            Deferred tax liability, net     $ (10,670)             $(303,499)
                                            =========              =========


                 The net operating loss carryforwards totaled approximately $8,900 at December 31, 1997 and expire in amounts ranging from approximately $300 to $1,100 through 2012. For these carryforwards utilization is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.

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

                 In connection with the acquisition of Palmer, the Company retired all of the options of Palmer that were outstanding.

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

Dated: April 1, 1998

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