Form 10-Q
period 1998-06-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-08-31
CIK 1046202

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                               -------------------

                             Commission file number

                               -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of August 10, 1998 was 100.

--------------------------------------------------------------------------------

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets- December 31, 1997 and June
      30, 1998.............................................................  I-1

    Condensed Consolidated Statements of Operations - Three months ended
      June 30, 1997 and 1998 and six  months ended June 30, 1997 and 1998..  I-2

    Condensed Consolidated Statements of Stockholder's Equity..............  I-3

    Condensed Consolidated Statements of Cash Flows - Six months ended
      June 30, 1997 and 1998...............................................  I-4

    Notes to Condensed Consolidated Financial Statements...................  I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................  I-8

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings................................................ II-1

  ITEM 2. Changes in Securities............................................ II-1

  ITEM 3. Defaults Upon Senior Securities.................................. II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders.............. II-1

  ITEM 5. Other Information................................................ II-1

  ITEM 6. Exhibits and Reports on Form 8-K................................. II-1

SIGNATURES................................................................. II-2

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                ($ in thousands)

                                   (Unaudited)

                                                            June 30,    December 31,
                                                              1998         1997
                                                           ----------   ----------
                                     Assets
                                     ------

Current assets:
      Cash and cash equivalents                            $   92,681   $   27,926
      Trade accounts receivable, net of
             allowance for doubtful accounts                   18,682       15,940
      Receivable from other cellular carriers                   2,231        3,902
      Deferred income taxes                                     3,257        5,402
      Prepaid expenses and deposits                             8,054          902
      Inventory                                                 2,607        1,280
                                                           ----------   ----------

               Total current assets                        $  127,512   $   55,352

Net property and equipment                                    145,455      151,141
Licenses, net of amortization                                 905,912      918,488
Other intangible assets and other assets,
    at cost less accumulated amortization                      22,175       19,498
                                                           ----------   ----------
                                                           $1,201,054   $1,144,479
                                                           ==========   ==========

                             Liabilities and Equity
                             ----------------------

Current liabilities:
      Current installments of long-term debt               $       --   $    2,812
      Payable to Price Communications Corporation               1,400        2,328
      Accounts payable                                          7,912       13,059
      Accrued interest payable                                 13,001       11,361
      Accrued salaries and employee benefits                    2,760        2,324
      Other accrued liabilities                                12,193       16,031
      Deferred revenue                                          4,094        3,755
      Customer deposits                                           810          602
                                                           ----------   ----------

             Total current liabilities                     $   42,170   $   52,272

Long-term debt, excluding current installments                700,000      610,188
Obligation of Parent Company                                   85,989       80,112
Accrued income taxes - long term                               43,219       50,491
Deferred income taxes                                         303,539      308,901
Minority interests                                              8,355        7,352

             Total liabilities                             $1,183,272   $1,109,316
                                                           ----------   ----------

Commitments and contingencies                                      --           --

Stockholder's equity                                           17,782       35,163
                                                           ----------   ----------
                                                           $1,201,054   $1,144,479
                                                           ==========   ==========

      Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)

                                   (Unaudited)

                                             Predecessor  Company    Predecessor  Company
                                             -----------  -------    -----------  -------
                                             For the three months     For the six months
                                                ended June 30,          ended June 30,
                                             --------------------    --------------------
                                               1998        1997        1998        1997
                                             --------    --------    --------    --------
Revenue:
 Service                                     $ 45,737    $ 45,920    $ 86,421    $ 88,140
 Equipment sales and installation               3,181       2,625       5,772       5,088
                                             --------    --------    --------    --------
   Total revenue                             $ 48,918    $ 48,545    $ 92,193    $ 93,228
                                             --------    --------    --------    --------

Operating expenses:
 Engineering, technical and other direct        7,111       8,124      13,862      15,554
 Cost of equipment                              6,019       5,250      11,515      11,057
 Selling, general and administrative           13,588      13,844      25,305      27,204
 Depreciation and amortization                 11,165       8,305      22,553      16,586
                                             --------    --------    --------    --------
   Total operating expenses                  $ 37,883    $ 35,523    $ 73,235    $ 70,401
                                             --------    --------    --------    --------
   Operating income                          $ 11,035    $ 13,022    $ 18,958    $ 22,827
                                             --------    --------    --------    --------

Other income (expense):
 Interest expense, net                       $(18,082)   $ (8,241)   $(35,907)   $(16,113)
 Other income (expense), net                       (6)         91         (43)        162
                                             --------    --------    --------    --------
   Total other expense                       $(18,088)   $ (8,150)   $(35,950)   $(15,951)
                                             --------    --------    --------    --------

   Income (loss) before minority interest
    share of income, income taxes
    and extraordinary item                   $ (7,053)   $  4,872    $(16,992)   $  6,876
Minority interest share of income                (542)       (451)     (1,002)       (782)
                                             --------    --------    --------    --------

   Income (loss) before income taxes
    and extraordinary item                   $ (7,595)   $  4,421    $(17,994)   $  6,094
Income tax (expense) benefit                    2,687      (1,898)      6,515      (2,394)
                                             --------    --------    --------    --------
   Income (loss) before extraordinary item   $ (4,908)   $  2,523    $(11,479)   $  3,700

Extraordinary item - write-off of deferred
   finance costs, net of income tax benefit
   of $3,935                                   (5,902)         --      (5,902)         --
                                             --------    --------    --------    --------
   Net income (loss)                         $(10,810)   $  2,523    $(17,381)   $  3,700
                                             ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholder's Equity

                                ($ in thousands)

                                   Common Stock
                                     Class A       Additional               Total
                                -----------------   paid-in   Retained   stockholder's
                                 Shares    Amount   capital   earnings      equity
                                --------   ------  --------   --------   -------------
Balances at May 29, 1997              --   $ --    $     --   $     --      $     --

Capital contribution                 100     --      44,015         --        44,015
Net loss                              --     --          --     (8,852)       (8,852)
                                --------   ----    --------   --------      --------

Balances at December 31, 1997        100   $ --    $ 44,015   $ (8,852)     $ 35,163

Net loss                              --     --          --    (17,381)      (17,381)
                                --------   ----    --------   --------      --------

Balances at June 30, 1998            100   $ --    $ 44,015   $(26,233)     $ 17,782
                                ========   ====    ========   ========      ========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)

                                   (Unaudited)

                                                                      Predecessor   Company
                                                                      -----------  ---------
                                                                        For the six months
                                                                          ended June 30,
                                                                      ----------------------
                                                                         1997         1998
                                                                      ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                                    $   3,700    $ (17,381)
                                                                      ---------    ---------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                       16,586       22,553
     Minority interest share of income                                      782        1,003
     Deferred income taxes                                                2,219       (3,217)
     (Gain) loss on disposal of property                                     (9)          37
     Interest deferred and added to obligation of Parent Company             --        5,876
     Payment of deferred interest                                        (1,514)          --
     Decrease (increase) in trade accounts receivable                       500       (2,742)
     Decrease (increase) in inventory                                     2,085       (1,327)
     Increase (decrease) in accounts payable and accrued expenses         1,799       (8,549)
     Decrease in accrued income taxes - long term                            --       (7,272)
     Increase in accrued interest payable                                    --        1,640
     Write-off of deferred finance costs                                     --        9,837
     Change in other accounts                                              (576)       2,893
                                                                      ---------    ---------
       Total adjustments                                              $  21,872    $  20,732
                                                                      ---------    ---------
         Net cash provided by operating activities                    $  25,572    $   3,351
                                                                      ---------    ---------

Cash flows from investing activities:
 Capital expenditures                                                   (31,700)      (4,171)
 Proceeds from sales of property and equipment                              201           --
 Purchase of cellular systems                                           (31,260)          --
 Purchases of minority interests                                           (794)          --
 Increase in other intangible assets and other assets                      (150)          --
                                                                      ---------    ---------
         Net cash used in investing activities                        $ (63,703)   $  (4,171)
                                                                      ---------    ---------

Cash flows from financing activities:
 Increase in short-term notes payable                                       955           --
 Repayment of long-term debt                                             (3,782)    (437,999)
 Repayment of advances from Price Communications Corporation                            (928)
 Proceeds from long-term debt                                            41,000      525,000
 Cash pledged for outstanding interest rate swap contracts                            (6,738)
 Payment of debt issuance costs                                                      (13,760)
                                                                      ---------    ---------
         Net cash provided by financing activities                    $  38,173    $  65,575
                                                                      ---------    ---------

   Net increase in cash and cash equivalents                          $      42    $  64,755
Cash and cash equivalents at the beginning of period                      1,698       27,926
                                                                      ---------    ---------
Cash and cash equivalents at the end of period                        $   1,740    $  92,681
                                                                      =========    =========


Supplemental disclosure of cash flow information:

 Income taxes (received) paid, net                                    $    (617)   $     134
                                                                      =========    =========

 Interest paid                                                        $  16,328    $  29,177
                                                                      =========    =========

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

      The Company's condensed consolidated Statement of Operations for the second quarter of 1997 and for the six months ended June 30, 1997 and Statement of Cash Flows for the six months ended June 30, 1997 reflect its historical results of operations and cash flows and are referred to as the "Predecessor" condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities

Reclassifications

      Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

(2) The company's condensed consolidated Balance Sheets includes $85,989 at June 30, 1998 and $80,112 at December 31, 1997 of 13 1/2% Holdings Notes which are obligations of Holdings but are included in the Balance Sheets solely pursuant to "push down" accounting rules.

(3) Long-Term Debt

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds from the issuance of the 9.125% Notes were used to retire outstanding indebtedness under the Credit Facility, including interest.

(4) Subsequent Event

            In July 1998, the Company called for redemption all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007. The notes were redeemed in August 1998 at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008.

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

      Results for the Predecessor for the three months ended June 30, 1997 and for the six months ended June 30, 1997 are based solely on the historical operations of the Predecessor prior to the merger. The discussions for the three months ended June 30, 1998 and for the six months ended June 30, 1998 are based upon the results of the Company.

OVERVIEW

      Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

      In May, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1998, the Company provided cellular telephone service to 347,150 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and June 30, 1998.

                                                        June 30,    December 31,
      Cellular Service Area                               1998          1997
      ---------------------                               ----          ----

      Dothan, Alabama...................................  94.6%         94.6%
      Montgomery, Alabama...............................  92.8          92.8
      Albany, Georgia...................................  86.5          86.5
      Augusta, Georgia.................................. 100.0         100.0
      Columbus, Georgia.................................  85.2          85.2
      Macon, Georgia....................................  99.2          99.2
      Savannah, Georgia.................................  98.5          98.5
      Panama City, Florida..............................  78.4          78.4
      Alabama 8 - RSA................................... 100.0         100.0
      Georgia 6 - RSA...................................  96.3          96.3
      Georgia 7 - RSA................................... 100.0         100.0
      Georgia 8 - RSA................................... 100.0         100.0
      Georgia 9 - RSA................................... 100.0         100.0
      Georgia 10 - RSA.................................. 100.0         100.0
      Georgia 12 - RSA.................................. 100.0         100.0
      Georgia 13 - RSA..................................  86.5          86.5

RESULTS OF OPERATIONS

      The following table sets forth for the Company and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                          Predecessor   Company  Predecessor    Company
                                          -----------   -------  -----------    -------
                                            Three Months Ended       Six Months Ended
                                                 June 30,                 June 30,
                                                 --------                 --------
                                             1998        1997        1998         1997
                                             ----        ----        ----         ----
Revenue:
Service ...................................  93.5%       94.6%       93.8%        94.5%
Equipment sales and installation ..........   6.5         5.4         6.2          5.5
                                            -----       -----       -----        -----
Total revenue ............................. 100.0       100.0       100.0        100.0

Operating expenses:
 Engineering, technical and other direct:
  Engineering and technical(1) ............   7.2         8.5         7.7          8.2
  Other direct costs of services(2) .......   7.3         8.2         7.3          8.5
 Cost of equipment(3) .....................  12.3        10.8        12.4         11.8
 Selling, general and administrative:
  Sales and marketing(4) ..................  11.1         8.6        10.5          8.5
  Customer service(5) .....................   6.3         6.3         6.5          6.5
  General and administrative(6) ...........  10.4        13.7        10.5         14.2
 Depreciation and amortization ............  22.8        17.1        24.5         17.8
                                            -----       -----       -----        -----
  Total operating expenses ................  77.4        73.2        79.4         75.5

 Operating income .........................  22.6%       26.8%       20.6%        24.5%

 Operating income before depreciation
  and amortization(7) .....................  45.4%       43.9%       45.1%        42.3%

-----------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Revenue. Service revenues totaled $45.7 million for the second quarter of 1998, a decrease of 0.4% from $45.9 million for the second quarter of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.3 million in the second quarter of 1997. This was substantially offset by an increase in the average number of subscribers to 336,936 in the second quarter of 1998 from 318,238 in 1997.

      Average monthly revenue per subscriber decreased 6.5% to $45.25 for the second quarter of 1998 from $48.41 for the second quarter of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.2 million for the second quarter of 1998 compared to $2.6 million for the second quarter of 1997. The increase is primarily due to a 28.4% increase in gross subscriber activations in the second quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.5% in the second quarter of 1998 from 5.4% in the second quarter of 1997.

      Operating Expenses. Engineering and technical expenses decreased by 15.2% to $3.5 million for the second quarter of 1998 from $4.1 million in the second quarter of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.2% from 8.5% for the second quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

      Other direct costs of service decreased to $3.6 million for the second quarter of 1998 from $4.0 million for the second quarter of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.2%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.0 million for the second quarter of 1997.

      The cost of equipment increased 14.6% to $6.0 million for the second quarter of 1998 from $5.3 million for the second quarter of 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $2.8 million in 1998 versus $2.6 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the second quarter of 1997.

      Selling, general and administrative expenses decreased 1.8% to $13.6 million in the second quarter of 1998 from $13.8 million in the second quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 31.8% to $5.4 million for the second quarter of 1998 from $4.1 million for the same period in 1997. This increase is primarily due to the 28.4% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 11.1% for the second quarter of 1998 compared to 8.6% for the second quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $220 for the second quarter of 1998 from $233 for the second quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

      Customer service costs remained flat at $3.1 million for the second quarter of 1998 and the second quarter of 1997. As a percentage of revenue, customer service costs remained at 6.3% for the second quarter of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the second quarter of 1997.

      General and administrative expenditures decreased 23.4% to $5.1 million for the second quarter of 1998 from $6.7 million for the second quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.4% in the second quarter of 1998 from 13.7% in the second quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

      Depreciation and amortization increased 34.4% to $11.2 million for the second quarter of 1998 from $8.3 million for the second quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 22.8% for the second quarter of 1998 compared to 17.1% for the second quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the second quarter of 1997.

      Operating income decreased 15.3% to $11.0 million in the second quarter of 1998, from $13.0 million for the second quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 120.7% to $18.1 million for the second quarter of 1998 from $8.2 million in the second quarter of 1997 primarily due to rate increases and additional borrowings incurred as a result of the recent merger.

      Income tax benefit was $2.7 million in the second quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $1.9 million in the second quarter of 1997 based on earnings.

      Net loss for the second quarter of 1998 was $10.8 million compared to net income of $2.5 million for the second quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write-off of deferred finance costs recorded as an extraordinary item.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Revenue. Service revenues totaled $86.4 million for the first half of 1998, a decrease of 2.0% from $88.1 million for the first half of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $14.9 million in the first half of 1997. This was substantially offset by an increase in the average number of subscribers to 328,378 in the first half 1998 from 302,734 in 1997.

      Average monthly revenue per subscriber decreased 8.7% to $43.86 for the first half of 1998 from $48.06 for the first half of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $5.8 million for the first half of 1998 compared to $5.1 million for the first half of 1997. The increase is primarily due to a 15.6% increase in gross subscriber activations in the first half of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.2% in the first half of 1998 from 5.5% in the first half of 1997.

      Operating Expenses. Engineering and technical expenses decreased by 6.8% to $7.1 million for the first half of 1998 from $7.7 million in the first half of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.7% from 8.2% for the first half of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

      Other direct costs of service decreased to $6.7 million for the first half of 1998 from $7.9 million for the first half of 1997. reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.5%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.2 million for the first half of 1997.

      The cost of equipment increased 4.1% to $11.5 million for the first half of 1998 from $11.1 million for the first half of 1997, primarily as a result of gross subscriber activations for the same period. Equipment sales resulted in losses of $5.7 million in 1998 versus $6.0 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.8 million for the first half of 1997.

      Selling, general and administrative expenses decreased 6.9% to $25.3 million in the first half of 1998 from $27.2 million in the first half of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 21.5% to $9.7 million for the first half of 1998 from $8.0 million for the same period in 1997. This increase is primarily due to the 15.6% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.5% for the first half of 1998 compared to 8.5% for the first half of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $221 for the first half of 1998 from $234 for the first half of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

      Customer service costs remained flat at $6.0 million for the first half of 1998 and the first half of 1997. As a percentage of revenue, customer service costs remained at 6.5% for the first half of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.7 million for the first half of 1997.

      General and administrative expenditures decreased 26.8% to $9.7 million for the first half of 1998 from $13.2 million for the first half of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.5% in the first half of 1998 from 14.2% in the first half of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the first half of 1997.

      Depreciation and amortization increased 35.9% to $22.6 million for the first half of 1998 from $16.6 million for the first half of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 24.5% for the first half of 1998 compared to 17.8% for the first half of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.5 million for the first half of 1997.

      Operating income decreased 16.9% to $19.0 million in the first half of 1998, from $22.8 million for the first half of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 123.0% to $35.9 million for the first half of 1998 from $16.1 million in the first half of 1997 primarily due to rate increases and additional borrowings incurred as a result of the recent merger.

      Income tax benefit was $6.5 million in the first half of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $2.4 million in the first half of 1997 based on earnings.

      Net loss for the first half of 1998 was $17.4 million compared to net income of $3.7 million for the first half of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write-off of deferred finance costs recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. These Notes replaced

      In July 1997, PCW issued $175 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In August 1997 Holdings issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002.

      In July 1998, the Company called for redemption all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007. The notes were redeemed in August 1998 at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008.

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

                                   PRICE COMMUNICATIONS CELLULAR HOLDINGS, INC.


Date: August 28, 1998              By: /s/ Robert Price
                                       -------------------------------
                                       Robert Price
                                       Director, President and Treasurer

                                INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------

 27                Financial Data Schedule