Form 10-Q/A
period 1998-06-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-09-02
CIK 1046202

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)

                                   (Unaudited)

                                             Company   Predecessor   Company   Predecessor
                                             -------   -----------   -------   -----------
                                             For the three months     For the six months
                                                ended June 30,          ended June 30,
                                             --------------------    --------------------
                                               1998        1997        1998        1997
                                             --------    --------    --------    --------
Revenue:
 Service                                     $ 45,737    $ 45,920    $ 86,421    $ 88,140
 Equipment sales and installation               3,181       2,625       5,772       5,088
                                             --------    --------    --------    --------
   Total revenue                             $ 48,918    $ 48,545    $ 92,193    $ 93,228
                                             --------    --------    --------    --------

Operating expenses:
 Engineering, technical and other direct        7,111       8,124      13,862      15,554
 Cost of equipment                              6,019       5,250      11,515      11,057
 Selling, general and administrative           13,588      13,844      25,305      27,204
 Depreciation and amortization                 11,165       8,305      22,553      16,586
                                             --------    --------    --------    --------
   Total operating expenses                  $ 37,883    $ 35,523    $ 73,235    $ 70,401
                                             --------    --------    --------    --------
   Operating income                          $ 11,035    $ 13,022    $ 18,958    $ 22,827
                                             --------    --------    --------    --------

Other income (expense):
 Interest expense, net                       $(18,082)   $ (8,241)   $(35,907)   $(16,113)
 Other income (expense), net                       (6)         91         (43)        162
                                             --------    --------    --------    --------
   Total other expense                       $(18,088)   $ (8,150)   $(35,950)   $(15,951)
                                             --------    --------    --------    --------

   Income (loss) before minority interest
    share of income, income taxes
    and extraordinary item                   $ (7,053)   $  4,872    $(16,992)   $  6,876
Minority interest share of income                (542)       (451)     (1,002)       (782)
                                             --------    --------    --------    --------

   Income (loss) before income taxes
    and extraordinary item                   $ (7,595)   $  4,421    $(17,994)   $  6,094
Income tax (expense) benefit                    2,687      (1,898)      6,515      (2,394)
                                             --------    --------    --------    --------
   Income (loss) before extraordinary item   $ (4,908)   $  2,523    $(11,479)   $  3,700

Extraordinary item - write-off of deferred
   finance costs, net of income tax benefit
   of $3,935                                   (5,902)         --      (5,902)         --
                                             --------    --------    --------    --------
   Net income (loss)                         $(10,810)   $  2,523    $(17,381)   $  3,700
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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)

                                   (Unaudited)

                                                                       Company    Predecessor
                                                                       -------    -----------
                                                                        For the six months
                                                                          ended June 30,
                                                                      ----------------------
                                                                         1998        1997
                                                                      ---------   ---------
Cash flows from operating activities:
 Net income (loss)                                                    $ (17,381)  $   3,700
                                                                      ---------   ---------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                       22,553      16,586
     Minority interest share of income                                    1,003         782
     Deferred income taxes                                               (3,217)      2,219
     (Gain) loss on disposal of property                                     37          (9)
     Interest deferred and added to obligation of Parent Company          5,876          --
     Payment of deferred interest                                            --      (1,514)
     Decrease (increase) in trade accounts receivable                    (2,742)        500
     Decrease (increase) in inventory                                    (1,327)      2,085
     Increase (decrease) in accounts payable and accrued expenses        (8,549)      1,799
     Decrease in accrued income taxes - long term                        (7,272)         --
     Increase in accrued interest payable                                 1,640          --
     Write-off of deferred finance costs                                  9,837          --
     Change in other accounts                                             2,893        (576)
                                                                      ---------   ---------
       Total adjustments                                              $  20,732   $  21,872
                                                                      ---------   ---------
         Net cash provided by operating activities                    $   3,351   $  25,572
                                                                      ---------   ---------

Cash flows from investing activities:
 Capital expenditures                                                    (4,171)    (31,700)
 Proceeds from sales of property and equipment                               --         201
 Purchase of cellular systems                                                --     (31,260)
 Purchases of minority interests                                             --        (794)
 Increase in other intangible assets and other assets                        --        (150)
                                                                      ---------   ---------
         Net cash used in investing activities                        $  (4,171)  $ (63,703)
                                                                      ---------   ---------

Cash flows from financing activities:
 Increase in short-term notes payable                                        --         955
 Repayment of long-term debt                                           (437,999)     (3,782)
 Repayment of advances from Price Communications Corporation               (928)
 Proceeds from long-term debt                                           525,000      41,000
 Cash pledged for outstanding interest rate swap contracts               (6,738)
 Payment of debt issuance costs                                         (13,760)
                                                                      ---------   ---------
         Net cash provided by financing activities                    $  65,575   $  38,173
                                                                      ---------   ---------

   Net increase in cash and cash equivalents                          $  64,755   $      42
Cash and cash equivalents at the beginning of period                     27,926       1,698
                                                                      ---------   ---------
Cash and cash equivalents at the end of period                        $  92,681   $   1,740
                                                                      =========   =========


Supplemental disclosure of cash flow information:

 Income taxes (received) paid, net                                    $     134   $    (617)
                                                                      =========   =========

 Interest paid                                                        $  29,177   $  16,328
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

 27                Financial Data Schedule*

* Previously Filed