Form 10-Q
period 1998-09-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1998-10-23
CIK 1046202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

                               -------------------

                             Commission file number
                                    333-36253
                                    ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 20, 1998 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets - September 30, 1998 and
        December 31, 1997 ...............................................    I-1

      Condensed Consolidated Statements of Operations - Three months ended September 30, 1997 and 1998 and nine months ended
        September 30, 1997 and 1998 .....................................    I-2

      Condensed Consolidated Statements of Stockholder's Equity .........    I-3

      Condensed Consolidated Statements of Cash Flows - Nine months
        ended September 30, 1997 and 1998 ...............................    I-4

      Notes to Condensed Consolidated Financial Statements ..............    I-5

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................    I-8

PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings .........................................   II-1

      ITEM 2. Changes in Securities .....................................   II-1

      ITEM 3. Defaults Upon Senior Securities - None ....................   II-1

      ITEM 4. Submission of Matters to a Vote of Security Holders .......   II-1

      ITEM 5. Other Information .........................................   II-1

      ITEM 6. Exhibits and Reports on Form 8-K ..........................   II-1

SIGNATURES ..............................................................   II-2

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)
                                   (Unaudited)

                                                                           (Audited)
                                                        September 30,     December 31,
                                                             1998             1997
                                                        -------------     ------------
                                     Assets
Current assets:
  Cash and cash equivalents                              $   189,737       $   27,926
  Trade accounts receivable, net of
    allowance for doubtful accounts                           21,036           15,940
  Receivable from other cellular carriers                      2,136            3,902
  Deferred income taxes                                        3,257            5,402
  Prepaid expenses and deposits                                9,985              902
  Inventory                                                    3,350            1,280
                                                         -----------       ----------

      Total current assets                               $   229,501       $   55,352

Net property and equipment                                   141,566          151,141
Licenses, net of amortization                                899,902          918,488
Other intangible assets and other assets,
  at cost less accumulated amortization                       23,835           19,498
                                                         -----------       ----------
                                                         $ 1,294,804       $1,144,479
                                                         ===========       ==========

                             Liabilities and Equity

Current liabilities:
  Current installments of long-term debt                 $        --       $    2,812
  Payable to Price Communications Corporation                  1,398            2,328
  Accounts payable                                            11,332           13,059
  Accrued interest payable                                    20,293           11,361
  Accrued salaries and employee benefits                       2,630            2,324
  Other accrued liabilities                                   12,018           16,031
  Deferred revenue                                             4,886            3,755
  Customer deposits                                              868              602
                                                         -----------       ----------

      Total current liabilities                          $    53,425       $   52,272

Long-term debt, excluding current installments               700,000          610,188
Obligation of Parent Company                                 201,911           80,112
Accrued income taxes - long term                              30,857           50,491
Deferred income taxes (1)                                    303,539          308,901
Minority interests                                             9,067            7,352
                                                         -----------       ----------

      Total liabilities                                  $ 1,298,799       $1,109,316
                                                         -----------       ----------

Commitments and contingencies                                     --               --

Stockholder's equity                                          (3,995)          35,163
                                                         -----------       ----------
                                                         $ 1,294,804       $1,144,479
                                                         ===========       ==========

(1) This accounting line represents the future tax consequences, if any, attributable to the currently reported differences between the financial statement carrying amounts of existing assets and their tax basis. These assets (largely intangibles) will be amortized by the Company and offset against this deferred tax balance without any cash consequences. This amount less the amortization would become due only if the assets are sold by the Company in a taxable transaction.

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                       Company     Predecessor       Company       Predecessor
                                                       -------     -----------       -------       -----------
                                                        For the three months            For the nine months
                                                         ended September 30,            ended September 30,
                                                       -----------------------       -------------------------
                                                         1998           1997           1998            1997
                                                       --------       --------       ---------       ---------
Revenue:
  Service                                              $ 48,517       $ 45,983       $ 134,938       $ 134,123
  Equipment sales and installation                        3,403          2,525           9,175           7,613
                                                       --------       --------       ---------       ---------
      Total revenue                                    $ 51,920       $ 48,508       $ 144,113       $ 141,736
                                                       --------       --------       ---------       ---------

Operating expenses:
  Engineering, technical and other direct                 8,118          7,745          21,980          23,301
  Cost of equipment                                       5,886          5,055          17,401          16,111
  Selling, general and administrative                    14,683         13,811          39,988          41,014
  Depreciation and amortization                          11,168          8,912          33,721          25,498
                                                       --------       --------       ---------       ---------
      Total operating expenses                         $ 39,855       $ 35,523       $ 113,090       $ 105,924
                                                       --------       --------       ---------       ---------

      Operating income                                 $ 12,065       $ 12,985       $  31,023       $  35,812
                                                       --------       --------       ---------       ---------

Other income (expense):
  Interest expense, net                                $(24,879)      $ (8,354)      $ (60,786)      $ (24,468)
  Other income (expense), net                               (55)            46             (98)            208
                                                       --------       --------       ---------       ---------
      Total other expense                              $(24,934)      $ (8,308)      $ (60,884)      $ (24,260)
                                                       --------       --------       ---------       ---------
      Income (loss) before minority interest
        share of income, income taxes
        and extraordinary item                         $(12,869)      $  4,677       $ (29,861)      $  11,552

Minority interest share of income                          (713)          (528)         (1,715)         (1,310)
                                                       --------       --------       ---------       ---------
      Income (loss) before income taxes
        and extraordinary item                         $(13,582)      $  4,149       $ (31,576)      $  10,242

Income tax (expense) benefit                              5,051         (1,759)         11,566          (4,153)
                                                       --------       --------       ---------       ---------
      Income (loss) before extraordinary item          $ (8,531)      $  2,390       $ (20,010)      $   6,089

Extraordinary item - write-off of deferred
  finance costs and premium on early
  extinguishment of debt (net of income
  tax benefit of $7,311 and $11,246 respectively)       (13,246)            --         (19,148)             --
                                                       --------       --------       ---------       ---------
      Net income (loss)                                $(21,777)      $  2,390       $ (39,158)      $   6,089
                                                       ========       ========       =========       =========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholder's Equity
                                ($ in thousands)

                                        Common Stock
                                           Class A           Additional                     Total
                                    ---------------------      paid-in      Retained     stockholder's
                                     Shares        Amount      capital      earnings        equity
                                    --------      -------      -------      --------     -------------
Balances at May 29, 1997                  --      $    --      $    --      $     --       $     --

Capital contribution                     100           --       44,015            --         44,015
Net loss                                  --           --           --        (8,852)        (8,852)
                                    --------      -------      -------      --------       --------

Balances at December 31, 1997            100      $    --      $44,015      $ (8,852)      $ 35,163

Net loss                                  --           --           --       (39,158)       (39,158)
                                    --------      -------      -------      --------       --------

Balances at September 30, 1998           100      $    --      $44,015      $(48,010)      $ (3,995)
                                    ========      =======      =======      ========       ========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                         Company     Predecessor
                                                                         -------     -----------
                                                                           For the nine months
                                                                           ended September 30,
                                                                        ------------------------
                                                                           1998           1997
                                                                        ---------       --------
Cash flows from operating activities:
  Net income (loss)                                                     $ (39,158)      $  6,089
                                                                        ---------       --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                        33,797         25,498
      Minority interest share of income                                     1,715          1,310
      Deferred income taxes                                                (3,217)         3,943
      (Gain) loss on disposal of property                                     151              7
      Premium on early extinguishment of debt                              18,194             --
      Interest deferred and added to obligation of Parent Company           1,911             --
      Payment of deferred interest                                             --         (1,514)
      Decrease (increase) in trade accounts receivable                     (5,096)           473
      Decrease (increase) in inventory                                     (2,070)         2,800
      Increase (decrease) in accounts payable and accrued expenses         (5,434)           536
      Decrease in accrued income taxes - long term                        (19,634)            --
      Increase in accrued interest payable                                  8,932             --
      Write-off of deferred finance costs                                  12,200             --
      Change in other accounts                                              4,825           (351)
                                                                        ---------       --------
        Total adjustments                                               $  46,274       $ 32,702
                                                                        ---------       --------
          Net cash provided by operating activities                     $   7,116       $ 38,791
                                                                        ---------       --------

Cash flows from investing activities:
  Capital expenditures                                                     (5,544)       (40,757)
  Proceeds from sales of property and equipment                                --            201
  Purchase of cellular systems                                                 --        (31,469)
  Purchases of minority interests                                              --           (956)
  Increase in other intangible assets and other assets                         --           (778)
                                                                        ---------       --------
        Net cash used in investing activities                           $  (5,544)      $(73,759)
                                                                        ---------       --------

Cash flows from financing activities:
  Decrease in short-term notes payable                                         --         (1,366)
  Repayment of long-term debt                                            (518,112)        (3,782)
  Repayment of advances from Price Communications Corporation                (930)            --
  Proceeds from long-term debt                                            725,000         41,000
  Premium on early extinguishment of debt                                 (18,194)            --
  Cash pledged for outstanding interest rate swap contracts                (9,302)            --
  Payment of debt issuance costs                                          (18,223)            --
  Exercise of stock options                                                    --            999
                                                                        ---------       --------
        Net cash provided by financing activities                       $ 160,239       $ 36,851
                                                                        ---------       --------

        Net increase in cash and cash equivalents                       $ 161,811       $  1,883
Cash and cash equivalents at the beginning of period                       27,926          1,698
                                                                        ---------       --------
Cash and cash equivalents at the end of period                          $ 189,737       $  3,581
                                                                        =========       ========

Supplemental disclosure of cash flow information:

  Income taxes (received) paid, net                                     $     643       $   (736)
                                                                        =========       ========

  Interest paid                                                         $  82,620       $ 27,471
                                                                        =========       ========

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

      The Condensed Consolidated Statement of Operations for the third quarter of 1997 and for the nine months ended September 30, 1997 and Statement of Cash Flows for the nine months ended September 30, 1997 reflect its historical results of operations and cash flows and are referred to as the "Predecessor" condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows of these two separate entities.

Reclassifications

      Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

(2)   Long-Term Debt

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

(3)   Obligation of Parent Company

      In August 1998, the Company redeemed all of Holdings outstanding 13 1/2% Senior Secured Discount Notes due 2007 ("13 1/2% Notes"). The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, Holdings was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new $200,000 Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008 ("11 1/4% Notes"). Cash interest will begin to accrue on the notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999, the Company may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%.

      The Company's Condensed Consolidated Balance Sheets include $201,911 (including accrued interest) at September 30, 1998 of the 11 1/4% Notes and $80,112 at December 31, 1997 of the 13 1/2% Notes which are obligations of Holdings but are included in the Balance Sheets solely pursuant to "push down" accounting rules.

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

      Discussions of results for the Predecessor for the three and nine months ended September 30, 1997 are derived solely from the historical operations of the Predecessor prior to the merger and include the results of operations of the Fort Myers and GA-1 markets sold in the fourth quarter of 1997. The discussions for the three and nine months ended September 30, 1998 are based upon the results of the Company which may not be comparable to the 1997 results of it predecessor because of the sales of properties previously mentioned. Although Management's Discussion and Analysis is done on a purely historical basis, the following comparative pro forma data is presented excluding the Fort Myers and GA-1 markets from the results for 1997:

                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                --------------------      --------------------
                                  1998         1997          1998          1997
                                  ----         ----          ----          ----

Revenue                         $51,920      $40,916      $144,113      $118,321
Operating expenses               39,855       29,808       113,090        88,444
Operating income                 12,065       11,108        31,023        29,877
EBITDA (1)                       23,233       18,498        64,744        50,933

(1) Earnings before interest, taxes, depreciation, and amortization.

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

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1998, the Company provided cellular telephone service to 364,189 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

      During the course of the year, the Company has been engaged and continues to be engaged in preliminary discussions and negotiations with respect to potential acquisitions and exchanges, all with the object of being accretive in the long term for shareholders and bondholders. There can be no assurances that the Company will be successful in consummating any of such transactions or as to the terms thereof.

Market Ownership

      The following is a summary of the Company's ownership interests in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and September 30, 1998.

Dothan, Alabama ......................................................     94.6%
Montgomery, Alabama ..................................................     92.8
Albany, Georgia ......................................................     86.5
Augusta, Georgia .....................................................    100.0
Columbus, Georgia ....................................................     85.2
Macon, Georgia .......................................................     99.2
Savannah, Georgia ....................................................     98.5
Panama City, Florida .................................................     78.4
Alabama 8 - RSA ......................................................    100.0
Georgia 6 - RSA ......................................................     96.3
Georgia 7 - RSA ......................................................    100.0
Georgia 8 - RSA ......................................................    100.0
Georgia 9 - RSA ......................................................    100.0
Georgia 10 - RSA .....................................................    100.0
Georgia 12 - RSA .....................................................    100.0
Georgia 13 - RSA .....................................................     86.5

RESULTS OF OPERATIONS

      The following table sets forth for the Company and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                              Company   Predecessor   Company   Predecessor
                                                              -------   -----------   -------   -----------
                                                              Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                                  -------------           -------------
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----
Revenue:
  Service .............................................         93.4%       94.8%       93.6%       94.6%
  Equipment sales and installation ....................          6.6         5.2         6.4         5.4
                                                               -----       -----       -----       -----
        Total revenue .................................        100.0       100.0       100.0       100.0

Operating expenses:
  Engineering, technical and other direct:
    Engineering and  technical (1) ....................          7.9         7.8         7.8         8.0
    Other direct costs of services (2) ................          7.7         8.1         7.4         8.4
  Cost of equipment (3) ...............................         11.3        10.4        12.1        11.4
  Selling, general and administrative:
    Sales and marketing (4) ...........................          9.7         8.2        10.2         8.4
    Customer service (5) ..............................          6.5         6.0         6.5         6.3
    General and administrative (6) ....................         12.1        14.3        11.1        14.2
  Depreciation and amortization .......................         21.3        18.4        23.4        18.0
                                                               -----       -----       -----       -----
      Total operating expenses ........................         76.8        73.2        78.5        74.7

  Operating income ....................................         23.2%       26.8%       21.5%       25.3%

  Operating income before depreciation and
    amortization (7) ..................................         44.7%       45.2%       44.9%       43.3%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenue. Service revenues totaled $48.5 million for the third quarter of 1998, an increase of 5.5% from $46.0 million for the third quarter of 1997. The increase is primarily attributable to the increase in the average number of subscribers to 356,804 in the third quarter of 1998 from 284,829 in 1997 (excluding subscribers in the two markets sold in 1997). This was significantly offset by the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.2 million in the third quarter of 1997.

      Average monthly revenue per subscriber decreased to $46.27 for the third quarter of 1998 from $46.51 for the third quarter of 1997. This minimal decrease is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.4 million for the third quarter of 1998 compared to $2.5 million for the third quarter of 1997. The increase is primarily due to a 25.3% increase in gross subscriber activations in the third quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.6% in the third quarter of 1998 from 5.2% in the third quarter of 1997.

      Operating Expenses. Engineering and technical expenses increased by 7.9% to $4.1 million for the third quarter of 1998 from $3.8 million in the third quarter of 1997. As a percentage of revenue, engineering and technical expenses increased to 7.9% from 7.8% for the third quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the third quarter of 1997.

      Other direct costs of service amounted to $4.0 million for the third quarter of 1998 and 1997. As a percentage of revenue, these costs of service declined to 7.7% from 8.1%, reflecting improved interconnection agreements, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the third quarter of 1997.

      The cost of equipment increased 15.7% to $5.9 million for the third quarter of 1998 from $5.1 million for the third quarter of 1997, primarily as a result of an increase in gross subscriber activations for the comparable period. Equipment sales resulted in losses of $2.5 million in 1998 and 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.1 million for the third quarter of 1997.

      Selling, general and administrative expenses increased 6.5% to $14.7 million in the third quarter of 1998 from $13.8 million in the third quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 25.0% to $5.0 million for the third quarter of 1998 from $4.0 million for the same period in 1997. This increase is primarily due to the 25.3% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 9.7% for the third quarter of 1998 compared to 8.2% for the third quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $440 for the third quarter of 1998 from $597 for the third quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.3 million for the third quarter of 1997.

      Customer service costs increased 17.2% to $3.4 million for the third quarter of 1998 from $2.9 million for the third quarter of 1997. As a percentage of revenue, customer service costs increased to 6.5% for the third quarter of 1998 from 6.0% for the same period in 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the third quarter of 1997.

      General and administrative expenditures decreased 9.5% to $6.3 million for the third quarter of 1998 from $6.9 million for the third quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 12.1% in the third quarter of 1998 from 14.3% in the third quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the third quarter of 1997.

      Depreciation and amortization increased 25.8% to $11.2 million for the third quarter of 1998 from $8.9 million for the third quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 21.5% for the third quarter of 1998 compared to 18.4% for the third quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the third quarter of 1997.

      Operating income decreased 7.1% to $12.1 million in the third quarter of 1998, from $13.0 million for the third quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $24.9 million for the third quarter of 1998 from $8.4 million in the third quarter of 1997 primarily due to additional borrowings and refinancings incurred as a result of the recent merger and to a lesser extant higher rates of interest.

      Income tax benefit was $5.1 million in the third quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $1.8 million in the third quarter of 1997 based on earnings.

      Net loss for the third quarter of 1998 was $21.8 million compared to net income of $2.4 million for the third quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense, the $13.2 million write-off of deferred finance costs and the premium on early extinguishment of debt recorded as an extraordinary item.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenue. Service revenues totaled $135.0 million for the first nine months of 1998, a slight increase from $134.1 million for the same period in 1997. The increase is primarily attributable to an increase in the average number of subscribers to 336,763 in the first nine months of 1998 from 270,335 in 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Offsetting this increase is the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $22.1 million for the first nine months of 1997.

      Average monthly revenue per subscriber decreased 5.1% to $45.08 for the first nine months of 1998 from $47.52 for the same period in 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $9.2 million for the first nine months of 1998 compared to $7.6 million for the first nine months of 1997. The increase is primarily due to a 35.0% increase in gross subscriber activations for the period in 1998 compared to 1997(adjusted for the sale of the two markets). As a percentage of revenue, equipment sales and installation revenue increased to 6.4% in the first nine months of 1998 from 5.4% for the same period in 1997.

      Operating Expenses. Engineering and technical expenses decreased slightly to $11.3 million for the first nine months of 1998 from $11.5 million in the first nine months of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.8% from 8.0% for the comparable nine month periods in 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.4 million for the first nine months of 1997.

      Other direct costs of service decreased to $10.7 million for the first nine months of 1998 from $11.8 million for the same period in 1997. reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.4% from 8.0%, reflecting improved interconnection agreements, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $3.1 million for the first nine months of 1997.

      The cost of equipment increased 8.0% to $17.4 million for the nine moth period ending September 30, 1998 from $16.1 million for the same period in 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $8.2 million in 1998 versus $8.5 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.9 million for the comparable period in 1997.

      Selling, general and administrative expenses decreased 2.4% to $40.0 million for the first nine months of 1998 from $41.0 million for the same period in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.5% to $14.7 million for the first nine months of 1998 from $11.9 million for the same period in 1997. This increase is primarily due to the 35.0% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.2% for the first nine months of 1998 compared to 8.4% for the same period in 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $420 for the first nine months of 1998 from $510 for the first nine months of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the same period in 1997.

      Customer service costs increased to $9.3 million for the first nine months of 1998 compared to $8.9 million for the same period in 1997. The increase in subscribers attributes to the increase in customer service costs. As a percentage of revenue, customer service costs increased to 6.5% from 6.3%. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.1 million for the first nine months of 1997.

      General and administrative expenditures decreased 20.8% to $16.0 million for the first nine months of 1998 from $20.2 million for the comparable period in 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 11.1% in the first nine months of 1998 from 14.2% for the same period in 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the nine month period in 1997.

      Depreciation and amortization increased 32.2% to $33.7 million for the first nine months of 1998 from $25.5 million for the same period in 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 23.4% for the first nine months of 1998 compared to 18.0% for the first nine months of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.3 million for the period in 1997.

      Operating income decreased 13.4% to $31.0 million for the first nine months half of 1998, from $35.8 million for the same period in 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $60.8 million for the nine month period ending September 30, 1998 from $24.5 million for the first nine months of 1997 primarily due to additional borrowings incurred as a result of the recent merger and some rate increases.

      Income tax benefit was $11.6 million for the first nine months of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $4.2 million in the first nine months of 1997 based on earnings.

      Net loss for the first nine months of 1998 was $39.2 million compared to net income of $6.1 million for the comparable period in 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $19.1 million net write-off of deferred finance costs and the premium associated with the early extinguishment of debt (both net of taxes) recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

      In July 1998, the Company called for redemption of all its outstanding
13 1/2% Senior Secured Discount Notes due 2007. The notes were redeemed in August 1998 at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008.

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. These Notes replaced the existing credit facility which approximated $425.1 million as of the redemption date.

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

YEAR 2000 IMPACT

      The Company has studies the impact of the year 2000 on its operational and financial systems and has developed estimates of costs of implementing changes or upgrades where necessary. Preliminary estimates indicate that these costs will be less than $2 million. However, the Company is unable to predict all of the implications of the year 2000 issue as it relates to its supplies and other entities. It is anticipated that a substantial portion of the costs will be incurred in the next two years and will be expenses as incurred.

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

                                        PRICE COMMUNICATIONS WIRELESS, INC.


Date: October 23, 1998                  By: /s/ Robert Price
                                            ------------------------------------
                                        Robert Price
                                        Director, President and Treasurer

                                INDEX TO EXHIBITS


Exhibit
Number                                 Description
------                                 -----------

  27                       Financial Data Schedule