Form 10-K
period 1998-12-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-03-01
CIK 1046202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------
(Mark One)
    |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

            For the fiscal year ended December 31, 1998 or

    |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

            For the transition period from               to

                        Commission file number 333-36253

                                 --------------

                       PRICE COMMUNICATIONS WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                         13-3956941
   (State or other jurisdiction of                           (IRS Employer
    Incorporation or organization)                        Identification Number)

45 Rockefeller Plaza, New York, New York                          10020
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (212) 757-5600

    Securities registered pursuant to Section 12(b) or Section 12(g) of the
                                   Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

      No shares of the Company's Common Stock were held by nonaffiliates of the Company on February 28, 1999.

      The number of shares outstanding of the Company's Common Stock as of February 28, 1999 was 100.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

      None

                       OMISSION OF CERTAIN INFORMATION BY
                        CERTAIN WHOLLY-OWNED SUBSIDIARIES

      The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.
================================================================================

                                     PART I

Item 1. BUSINESS

General

      Unless otherwise indicated, all references herein to "PCW" refer to Price Communications Wireless, Inc. and all references herein to the "Company" refer to PCW and its subsidiaries and their respective predecessors. References herein to the "Acquisition" refer to the acquisition during 1997 by PCW, which is a wholly-owned direct subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings") and a wholly-owned indirect subsidiary of Price Communications Corporation ("PCC"), of Palmer Wireless, Inc. ("Palmer") and the related sales of the Fort Myers and Georgia-1 systems of Palmer, as described below under "The Acquisition." As used herein, the term "Palmer" includes its subsidiaries and predecessors. PCW's principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. Except for historical financial information and unless otherwise indicated, all information presented below relating to the Company, including Pops, Net Pops and the systems, gives effect to the consummation of the Acquisition (including the sales of the Fort Myers and Georgia- 1 systems). See "Certain Terms" for definitions of certain terms used herein.

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

      The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers and to implement new technologies as soon as economically practicable. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer ten-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants. By marketing its products and services under the CELLULAR ONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

Markets and Systems

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of December 31, 1998 and 1997 with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops owned by the Company.

                                   Estimated
Service Area                     Population(1)    Percentage         Net Pops
------------                     -------------    ----------        ---------

Albany, GA ..................        117,984          86.5%           102,056
Augusta, GA .................        440,864         100.0            440,864
Columbus, GA ................        250,845          85.2            213,720
Macon, GA ...................        318,227          99.2            315,681
Savannah, GA ................        288,736          98.5            284,405
Georgia-6 RSA ...............        203,899          96.3            196,355
Georgia-7 RSA ...............        135,121         100.0            135,121
Georgia-8 RSA ...............        157,912         100.0            157,912
Georgia-9 RSA ...............        118,111         100.0            118,111
Georgia-10 RSA ..............        151,827         100.0            151,827
Georgia-12 RSA ..............        215,935         100.0            215,935
Georgia-13 RSA ..............        148,361          86.5            128,332
Dothan, AL ..................        133,618          94.6            126,403
Montgomery, AL ..............        320,687          92.8            297,598
Alabama-8, RSA ..............        173,677         100.0            173,677
                                   ---------         -----          ---------
     Subtotal ...............      3,175,804                        3,057,997
                                   ---------                        ---------
Panama City, FL .............        149,953          78.4            117,563
                                   ---------                        ---------
     Total ..................      3,325,757                        3,175,560
                                   =========                        =========

(1)   Based on population estimates for 1998 from the DLJ 1998 Winter Book.

Georgia/Alabama

      In 1988, the Company acquired controlling interests in the licenses to operate cellular telephone systems in the four MSAs (Montgomery and Dothan, Alabama and Columbus and Albany, Georgia) that make up the core of its Georgia/Alabama cluster. The Company continued to increase its presence in this market by acquiring additional cellular service areas in 1989 (Macon, Georgia
MSA), 1992 (Georgia-9 RSA), 1993 (Alabama-8 RSA), 1994 (Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA and Georgia-12 RSA), 1995 (Savannah, Georgia MSA and Augusta, Georgia MSA) and 1996 (Georgia-1 RSA and Georgia-6 RSA). The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, during the last several years there has been an influx of new manufacturing plants in this market. As of December 31, 1998 the Company utilized 223 cell sites in this cluster.

Panama City

      The Company acquired control of the non-wireline cellular license for the Panama City, Florida market in 1991. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1998, the Company utilized 13 cell sites in this market.

Company Strategy

      The Company's four strategic objectives are to: (1) expand its revenue base by increasing penetration in existing service areas and encouraging greater usage among its existing customers; (2) provide high-quality customer service to create and maintain customer loyalty; (3) enhance performance by aggressively pursuing opportunities to increase operating efficiencies and (4) expand its regional wireless communications presence by selectively acquiring additional interests in cellular telephone systems (including minority interests). Specifically, the Company strives to achieve these objectives through implementation of the following:

      Aggressive, Direct Marketing. The Company employs a two-tier direct sales force. A retail sales force handles walk-in traffic at the Company's 37 retail outlets, and a targeted sales staff solicits certain industries and government subscribers. The Company's management believes that its internal sales force is more likely than independent agents to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs.

      Flexible, Value-Oriented Pricing Plans. The Company provides a range of pricing plans, each of which includes a monthly access fee and a bundle of "free" minutes. Additional home rate minutes are charged at rates dependent on the customer's usage plan and the time of day. In addition, the Company offers wide area home rate roaming in the Company's systems and low flat rate roaming in a six state region in the Southeastern United States.

      The Company believes that its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e., they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill.

      Continually Adopting State of the Art System Design. The Company's network allows the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including primarily caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T, SBC and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference, and vice versa. The Company has a favorable agreement with AT&T with respect to PCS roaming and expects that other PCS operators may choose, like AT&T, to concentrate PCS buildout in urban centers rather than the more rural areas in which the Company concentrates.

      Focusing on Customer Service. Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#l MSA in its category in 1998, 1997, 1996, 1995, 1993, and 1992; #1 RSA in its category in 1995).

The Acquisition

      Prior to the Merger described below, the Company did not have any assets, liabilities or operations other than the proceeds from the issuance of the 11 3/4% PCW Notes (as such term is described below) and liabilities with respect thereto.

      On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, the Company assumed all outstanding indebtedness of Palmer of approximately $378.0 million ("Palmer Existing Indebtedness"), making the aggregate purchase price for Palmer (including transaction fees and expenses) approximately $880.0 million. The Company refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

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

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW, for $25.0 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 and generated proceeds to the Company of $24.2 million. A portion of the proceeds from the Georgia Sale was used to retire a portion of the debt used to fund the acquisition of Palmer. The Merger, the Fort Myers Sale and the Georgia-1 Sale are collectively referred to as the "Acquisition."

      In order to fund the Acquisition and pay related fees and expenses, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "11 3/4% Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of $325.0 million and revolving loan borrowings of $200.0 million (the "Credit Facility"). On October 6, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans

      The Acquisition was also funded in part through a $44.0 million equity contribution from PCC (the "PCC Equity Contribution") which was in the form of cash and common stock of PCC. An additional amount of the purchase price for the Acquisition was raised out of the proceeds from the issuance and sale for $80.0 million (the "Holdings Offering") by Holdings, the direct parent of the Company, of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings (the "13 1/2% Holdings Notes") and warrants (the "Warrants") to purchase shares of PCC Common Stock, par value $.01 per share (the "PCC Shares").

Refinancing

      In June 1998, the Company issued $525.0 million of 9 1/8% Senior Secured Notes (the "9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The proceeds of these notes were used principally to replace the then existing credit facility, which approximated $425.1 million as of the redemption date.

      In August 1998, Holdings redeemed all of its outstanding 13 1/2% Holdings Notes. The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, a premium of 20% of the outstanding indebtedness or approximately $18.2 million was also paid. The redemption was financed out of the net proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008.

Certain Considerations

      Competition. Although current policies of the FCC authorize only two licensees to operate cellular telephone systems in each cellular market, there is, and the Company expects there will continue to be, competition from various wireless technology licensees authorized to serve each market in which the Company operates, as well as from resellers of cellular service. Competition for subscribers between the two cellular licensees in each market is based principally upon the services and enhancements offered, the technical quality of the cellular telephone system, customer service, system coverage and capacity and price. The Company competes with a wireline licensee in each of its cellular markets, some of which are larger and have access to more substantial capital resources than the Company.

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services and to a limited extent, satellite systems for mobile communications. The Company also faces limited competition from and may in the future face increased competition from PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The FCC has also completed or announced plans for auctions in wireless services such as narrowband PCS, local multipoint multichannel distribution service ("LMDS"), interactive video distribution service ("IVDS"), wireless communication service ("WCS") and general wireless communications service ("GWCS") spectrum. Some of this spectrum might be used for services competitive in some manner with cellular service. The Company cannot predict the effect of these proceedings and auctions on the Company's business. However the Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

      Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest, there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future. See "Business of the Company--Competition."

      Potential for Regulatory Changes and Need for Regulatory Approvals. The FCC regulates the licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2000
(two); 2001 (four); 2002 (two); 2006 (one); 2007 (four) and 2008 (three). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "Business of the Company--Regulation."

      Fluctuations in Market Value of License. A substantial portion of the Company's assets consists of its interests in cellular licenses. The assignment of interests in such licenses is subject to prior FCC approval and may also be subject to contractual restrictions, future competition and the relative supply and demand for radio spectrum. The future value of the Company's interests in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the Company's licenses, such market may not exist in the future or the values obtainable may be significantly lower than at present. As a consequence, in the event of the liquidation or sale of the Company's assets, there can be no assurance that the proceeds would be sufficient to pay the Company's obligations, and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

      Reliance on Use of Third Party Service Mark. The Company currently uses the registered service mark CELLULARONE to market its services. The Company's use of this is and has historically been, governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark, for each of the markets in which the Company operates. See "Description of Cellular One Agreements." Such contracts currently in effect are expiring at different times through December 1, 2001. If for some reason beyond the Company's control, the name CELLULARONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULARONE service mark, has significantly reduced its use of the service mark as a primary service mark, as has Centennial Cellular. There can be no assurance that such reduction in use by any of such parties will not have an adverse effect on the marketing appeal of the brand name.

      Dependence on Key Personnel. The Company's affairs are managed by a small number of key management and operating personnel, the loss of whom could have an adverse impact on the Company. The success of the Company's operations and expansion strategy depends on its ability to retain and to expand its staff of qualified personnel in the future.

      Radio Frequency Emission Concerns. Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones may be linked to certain types of cancer. In addition, recently a limited number of lawsuits have been brought, not involving the Company, alleging a connection between cellular telephone use and certain types of cancer. Concerns over RF emissions and interference may have the effect of discouraging the use of cellular telephones, which could have an adverse effect upon the Company's business. As required by the Telecom Act, in August 1996, the FCC adopted new guidelines and methods for evaluating RF emissions from radio equipment, including cellular telephones. While the new guidelines impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use comply with the new standards.

      The Company carries $2.0 million in General Liability insurance and $25.0 million in umbrella liability coverage. This insurance would cover (subject to coverage limits) any liability suits with respect to human exposure to radio frequency emissions.

      Equipment Failure, Natural Disaster. Although the Company carries "business interruption" insurance, a major equipment failure or a natural disaster affecting any one of the Company's central switching offices or certain of its cell sites could have a significant adverse effect on the Company's operations.

Operations

      General

      The Company is currently engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Georgia, Alabama, Florida and South Carolina in a total of 16 licensed service areas composed of eight MSAs and eight RSAs, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories, including pagers, principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding the Company's subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber.

                                                      Year Ended December 31,
                                                      -----------------------
                                        1998        1997        1996        1995        1994
                                        ----        ----        ----        ----        ----
Subscribers at end of period(1) ....   381,977     309,606     243,204     187,870      99,626
Penetration at end of period(2) ....     11.57%       9.40%       7.73%       6.41%       4.54%
Cost to add a net subscriber(3) ....  $    448    $    461    $    436    $    275    $    247
Average monthly churn(4) ...........      1.91%       1.88%       1.89%       1.51%       1.54%
Average monthly service revenue per
   Subscriber(5) ...................  $  51.67    $  52.06    $  52.20    $  56.68    $  60.02

(1)   Each billable telephone number in service represents one subscriber.

(2) Determined by dividing the aggregate number of subscribers by the estimated population.

(3) Determined for the periods, by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period by (ii) the net subscribers added during such period.

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

Subscribers and System Usage

      The Company's subscribers have increased to 381,977 at December 31, 1998. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby further enhancing revenues. In 1998, cellular telephone service revenues represented 93.6% of the Company's total revenues, with equipment sales and installation representing the balance.

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

      The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1998, the Company maintained 37 retail stores and 3 offices. Retail stores, which range in size up to 11,000 square feet, are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas, and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. In addition, to enhance convenience for its customers, the Company has begun to open smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments, extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

      The Company markets all of its products and services under the name CELLULARONE. The national advertising campaign conducted by Cellular One Group enhances the Company's advertising exposure at a fraction of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULARONE service in other markets may be more likely to use the Company's service when they travel in the Company's service areas. Cellular telephones of non-wireline subscribers are either programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational, or the subscriber dials a special code or has a cellular telephone equipped with an "A/B" (wireline/non-wireline) switch and selects the wireline carrier.

      Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's call delivery features from those of many of its competitors.

Products and Services

      In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans that include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace. In addition, the Company has recently added Paging as an accessory to its offered services.

      The following table sets forth a breakdown of the Company's revenues after giving effect to the Fort Myers and Georgia Sales from the sale of its services and equipment for the periods indicated.

                                              Company                                     Predecessor
                                   ------------------------------  -------------------------------------------------------
                                   For the Year   October 1, 1997   Nine Months
                                      Ended           Through         Ended
                                   December 31,     December 31,   September 30,       For The Year Ended December 31,
                                   ------------     ------------   -------------       -------------------------------
                                       1998             1997           1997           1996           1995           1994
                                       ----             ----           ----           ----           ----           ----
Service Revenue:
      Access and usage (1)           $140,024         $ 31,786       $ 89,339       $105,006         61,607       $ 37,063
      Roaming (2)                      27,029             5,69         14,447         13,099         11,157          5,844
      Long distance (3)                13,045            2,014          5,949          6,632          3,634          2,218
      Other (4)                         4,554              891          2,061          2,596          2,585          2,745
                                     --------         --------       --------       --------       --------       --------
           Total service revenue      184,652           40,382        111,796        127,333         78,983         47,870
Equipment sales and
      installation (5)                 12,677            2,308          6,242          7,027          6,830          6,381
                                     --------         --------       --------       --------       --------       --------
           Total                     $197,329         $ 42,690       $118,038       $134,360       $ 85,813       $ 54,251
                                     ========         ========       ========       ========       ========       ========

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

(4) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system, paging revenue and fees for feature services such as voicemail, call forwarding and call waiting.

(5) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

      Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees that are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. For 1998, roaming revenues accounted for 14.6% of the Company's service revenues and 13.7% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's market in Panama City, Florida is a regional shopping and vacation destination and a number of the Company's cellular telephone systems in the Georgia and Alabama market are located along major interstate travel corridors.

      In order to develop the market for cellular telephone service, the Company provides retail distribution of cellular telephones and maintains inventories of cellular telephones. The Company negotiates volume discounts for the purchase of cellular telephones and, in many cases, passes such discounts on to its customers. The Company believes that earning an operating profit on the sale of cellular telephones is of secondary importance to offering cellular telephones at competitive prices to potential subscribers. To respond to competition and to enhance subscriber growth, the Company has historically sold cellular telephones below cost.

      The Company is currently developing several new services, which it believes will provide additional revenue sources. Packet-switching technology will allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are subsequently reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including facsimile and electronic mail transmissions, point-of-sale credit authorizations, package tracking, remote meter reading, alarm monitoring and communications between laptop computer units and local area computer networks or other computer databases. During 1997 the Company began to implement the use of microcells. Microcells are low powered transmitters, typically constructed on a pole or the roof of a building, which provide reduced radius service within a specific area, such as large office buildings, underground facilities or areas shielded by topographical obstructions. Microcell service could be used, for instance, to provide wireless service within an office environment that was also integrated with wireless service to the home.

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

      To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULARONE service mark. In 1998, the Company was awarded the #1 MSA in CELLULARONE's National Customer Satisfaction Survey. The Company has held number one rankings in six out of the last seven years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

      The Company has implemented a software package to combat cellular telephone service fraud. This software system can detect counterfeit cellular telephones while they are being operated and enables the Company to terminate service to the fraudulent user of the counterfeit cellular telephone. The Company also helps protect itself from fraud with pre-call customer validation and subscriber profiles specifically designed to combat the fraudulent use of subscriber accounts.

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

      Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world-linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of the Company's markets with over 4,600 cities in more than 40 states in the United States, Canada, Mexico and Puerto Rico.

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

      The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                      1998       1997       1996       1995       1994
                      ----       ----       ----       ----       ----
Georgia/Alabama ...    223        207        181        121         70

Panama City, FL ...     13         12         11          9          7
                      ----       ----       ----       ----       ----
     Total ........    236        219        192        130         77
                      ====       ====       ====       ====       ====

      The Company constructed 17 cell sites in 1998 and plans to construct 30 additional cell sites with respect to its existing cellular systems during 1999 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone network and further enhance the overall efficiency of the network. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

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

      On June 20, 1996, the Company acquired the cellular telephone system of USCOC of Georgia RSA #1, Inc. ("USCOC") for an aggregate purchase price of $31.6 million including the cellular telephone system in the Georgia-1 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of northwest Georgia between Chattanooga and Atlanta.

      On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the cellular telephone system of Horizon Cellular Telephone Company of Spalding, L.P. ("Horizon") for an aggregate purchase price of $36.0 million including the cellular telephone system in the Georgia-6 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of west central Georgia adjacent to the Macon and Columbus, Georgia MSAs.

      On January 31, 1997, a majority-owned subsidiary of the Company acquired the cellular telephone system serving the Georgia-13 RSA from Mobile Communications Systems L.P. for a total purchase price of $31.5 million, which serves a geographic territory of southwest Georgia adjacent to the Albany, Georgia and Dothan, Alabama MSAs.

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

      Market                               Wireline Competitor
      ------                               -------------------
      Albany, GA.........................  ALLTEL
      Augusta, GA........................  ALLTEL
      Columbus, GA.......................  Public Service Cellular
      Macon, GA..........................  BellSouth
      Savannah, GA.......................  ALLTEL
      Georgia-6 RSA......................  BellSouth and Intercel(1)
      Georgia-7 RSA......................  ALLTEL and BellSouth(1)
      Georgia-8 RSA......................  ALLTEL
      Georgia-9 RSA......................  ALLTEL and Public Service Cellular(1)
      Georgia-10 RSA.....................  ALLTEL
      Georgia-12 RSA.....................  ALLTEL
      Georgia-13 RSA.....................  ALLTEL
      Dothan, AL.........................  BellSouth
      Montgomery, AL.....................  ALLTEL
      Alabama-8 RSA......................  ALLTEL
      Panama City, FL....................  ALLTEL

(1) The purchasers of the authorization have subdivided the wireline service area into two service areas for the RSA.

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

      The FCC allocated 120 MHz of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies-blocks "A" and "B" being two 30 MHz allocations for each of the 51 Major Trading Areas ("MTAs") throughout the United States; block "C" being one 30 MHz allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D," "E" and "F" being three 10 MHz allocations in each of the BTAs. The FCC has concluded the initial auction of all broadband PCS frequency blocks, although a limited number of PCS licenses are from time to time reauctioned due to a failure of the initial auction winner to complete the required payments for the licenses.

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

Service Marks

      CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1998, the Company paid $290,000 in licensing and advertising fees under these agreements. See "Risk Factors--Reliance on Use of Third-Party Service Mark."

Description of Cellular One Agreements

      The Company is currently party to sixteen license agreements with Cellular One Group, which cover separate cellular telephone system areas. The terms of each agreement (each, a "Cellular One Agreement") are substantially identical. Pursuant to each Cellular One Agreement, Cellular One Group has granted a license to use the "CELLULARONE" mark (the "Mark") in its FCC- licensed territory (the "Licensed Territory") to promote its cellular telephone service. Cellular One Group has agreed not to license such mark to any other cellular telephone service provider in such territory during the term of the agreement.

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

      Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2000 (two); 2001 (four); 2002
(two); 2006 (one); 2007 (four), and 2008 (three). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy. The Company believes that the licenses it controls will continue to be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. A non-renewal of all licenses that are currently pending would have a material adverse effect on the Company's results of operations.

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

      The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. These limitations have been relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty and FCC actions implementing the treaty. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

      From time to time, legislation that could potentially affect the Company, either beneficially or adversely, may be proposed by federal and state legislators. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of this or other legislation on its operations.

      The major provisions of the Telecom Act potentially affecting the Company are as follows:

      Interconnection. The Telecom Act required state public utilities commissions and the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

      On August 8, 1996, the FCC released its First Report and Order in the matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 ("FCC Order") establishing the rules for the costing and provisioning of interconnection services and the offering of unbundled network elements by incumbent local exchange carriers. The FCC Order established procedures for Palmer's renegotiations of interconnection agreements with the incumbent local exchange carrier in each of Palmer's markets. LECs and state regulators filed appeals of the FCC Order, which were consolidated in the US Court of Appeals for the Eighth Circuit. The Court rejected most of the rules promulgated in the FCC Order. However, on further appeal, the United States Supreme Court revised most of the court's actions and remanded the case to the courts and the FCC for further consideration. Pending further court action, much of the FCC Order will take effect.

      The Company has renegotiated certain interconnection agreements with incumbent LECs in most of the Company's markets. These negotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company.

      Facilities siting for personal wireless services. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may require zoning, environmental and building permit approvals or other state or local certification.

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

      Environmental effect of radio frequency emissions. The Telecom Act provides that state and local authorities cannot regulate personal wireless facilities based on the environmental effects of radio frequency emissions if those facilities comply with the federal standard.

      Universal service. The Telecom Act also provides that all communications carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms established by the FCC. . The FCC also provided that any cellular carrier is potentially eligible to receive universal service support. The universal service support fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools, libraries and rural health care facilities. States will also be implementing requirements that carriers contribute universal service funding from intrastate telecommunications revenues. The Company has revised its customer billing to reflect additional costs related to this universal service fund requirements. There can be no guarantee that the Company will be able to continue to pass the costs of the fund requirements on to its subscribers in the future.

      The FCC has implemented its cellular-PCS cross ownership rule, but has retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband PCS and SMRS in a particular geographic area.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.

Certain Terms

      Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served, with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1998 population of an MSA or RSA, as derived from the 1998 Donaldson, Lufkin, & Jenrette Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system. The term "CTIA" means the Cellular Telecommunications Industry Association.

Employees

      At December 31, 1998, the Company had 569 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

Item 2. PROPERTIES

      For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1998, the Company had approximately 35 leases for retail stores used in conjunction with its operations and 3 leases for administrative offices. The Company also had approximately 142 leases to accommodate cell transmitters and antennas as of December 31, 1998.

Item 3. LEGAL PROCEEDINGS

      The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

Item 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   a) Market for Common Stock

      Not Applicable

   b) Holders

      All of the issued and outstanding capital stock of PCW is held beneficially and of record by Holdings.

   c) Dividends

      PCW, to date, has paid no cash dividends on its Common Stock. The Senior Secured Note Indenture imposes substantial restrictions on PCW's ability to pay dividends to Holdings. It is not anticipated that dividends will be paid on PCW's capital stock in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table contains certain consolidated financial data with respect to the Company for the period ended December 31, 1998, May 29, 1997 through December 31, 1997 and for Palmer ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Palmer.

      The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                  Company                          Predecessor
                                                         ------------------------  -----------------------------------------------
                                                                        For the
                                                                        Period
                                                                     May 29, 1997  For the Nine
                                                                        Through    Months Ended
                                                                      December 31, September 30,
                                                            1998          1997         1997       1996(3)     1995(2)     1994(1)
                                                            ----          ----         ----       -------     -------     -------
                                                                  (In Thousands, Except Percentage And Per Subscriber Data)
Consolidated Statement Of Operations Data:
Revenue:
  Service .............................................  $   184,652   $    41,365   $ 134,123   $ 151,119   $  96,686   $  61,021
  Equipment sales and installation                            12,677         2,348       7,613       8,624       8,220       7,958
                                                         -----------   -----------   ---------   ---------   ---------   ---------
    Total revenue .....................................      197,329        43,713     141,736     159,743     104,906      68,979
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Engineering, technical and other direct expenses ....       30,022         5,978      23,301      28,717      18,184      12,776
  Cost of equipment ...................................       23,710         5,259      16,112      17,944      14,146      11,546
  Selling, general and administrative expenses ........       55,002        12,805      41,014      46,892      30,990      19,757
  Depreciation and amortization .......................       43,569        11,055      25,498      25,013      15,004       9,817
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Operating income ....................................       45,026         8,616      35,811      41,177      26,582      15,083
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Other income (expense):
    Interest, net .....................................      (77,510)      (22,198)    (24,467)    (31,462)    (21,213)    (12,715)
    Other, net ........................................          (19)           15         208        (429)       (687)        (70)
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Total other expenses ..........................      (77,529)      (22,183)    (24.259)    (31,891)    (21,900)    (12,785)
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Minority interest share of (income) losses ..........       (2,178)         (414)     (1,310)     (1,880)     (1,078)       (636)
  Income tax benefit (expense) ........................       12,831         5,129      (4,153)     (2,724)     (2,650)          0
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Income (loss) before extraordinary item .......      (21,850)       (8,852)      6,089       4,682         954      (1,662)
  Extraordinary item - Loss on early extinguishment
    of debt (net of tax benefit of $ 14,885) ..........      (25,344)           --          --          --          --          --
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Net income (loss) .............................  $   (47,194)  $    (8,852)  $   6,089   $   4,682   $     954      (1,662)
                                                         ===========   ===========   =========   =========   =========   =========
Other Data:
Capital expenditures ..................................  $    14,725   $    14,499   $  40,757   $  41,445   $  36,564   $  22,541
Operating income before depreciation and amortization
  ("EBITDA")(4) .......................................  $    88,595   $    19,671   $  61,309   $  66,190   $  41,586   $  24,900
EBITDA margin on service revenue ......................         48.0%         47.6%       45.7%       43.8%       43.0%       40.8%
Net cash provided by (used in):
  Operating activities ................................  $    15,571   $    11,313   $  38,791   $  30,130   $  27,660   $   7,238
  Investing activities ................................      (12,725)     (321,030)    (73,759)   (110,610)   (196,610)   (116,850)
  Financing activities ................................       78,365       337,643      36,851      78,742     169,554     110,940
Penetration(5) ........................................         11.6%         9.40%       8.60%       7.45%       6.41%       4.58%
Subscribers at end of period(6) .......................      381,977       309,606     337,345     279,816     211,985     117,224

Cost to add a net subscriber(7) .......................  $       448   $       370   $     514   $     407   $     276   $     247
Average monthly service revenue per subscriber(8) .....  $     51.67   $     50.59   $   53.99   $   52.20   $   56.68   $   60.02
  Average monthly churn(9) ............................         1.91%         1.84%       1.89%       1.84%       1.55%       1.55%
  Ratio of earnings to fixed charges(10) ..............          N/A           N/A       1.45x       1.28x       1.21x      1. 17x

Consolidated Balance Sheet Data:
  Cash ................................................  $   109,137   $    27,926   $   3,581   $   1,698   $   3,436   $   2,998
  Restricted cash(11) .................................       79,081            --          --          --          --          --
  Working capital (deficit) ...........................      172,976         3,080       7,011         296      (1,435)      2,490
  Property and equipment, net .........................      144,828       151,141     161,351     132,438     100,936      51,884
  Licenses and other intangibles, net .................      876,952       937,986     406,828     387,067     332,850     199,265
    Total assets ......................................    1,263,734     1,144,479     599,815     549,942     462,871     273,020
  Long-term debt ......................................      700,000       610,188     378,000     343,662     350,441     245,609
  Obligation of parent company(11) ....................      209,432        80,112          --          --          --          --
    Stockholder's equity (deficit) ....................      (12,031)       35,163     172,018     164,930      74,553       4,915

(1) Includes the Georgia Acquisition (as defined herein), that occurred on October 31, 1994. For the two months ended December 31, 1994, the Georgia Acquisition resulted in revenues to Palmer of $1.8 million and operating loss of $645,000.

(2) Includes the GTE Acquisition (as defined herein), that occurred on December 1, 1995. For the one month ended December 31, 1995, the GTE Acquisition resulted in revenues, to Palmer of $2.2 million and operating income of $208,000.

(3) Includes the acquisition of the cellular telephone systems of USCOC (as defined herein) (Georgia-1 RSA), which occurred on June 20, 1996, and Horizon (as defined herein) (Georgia-6 RSA), which occurred on July 5, 1996. The acquisitions of USCOC and Horizon resulted in revenues to Palmer of $1.2 million and $2.7 million respectively, and operating (loss) income of $(278,000) and $743,000 respectively, during such year.

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

(8) Determined for a period by dividing (i) the sum of the access, airtime, roaming (including incollect), long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period divided by the number of months in such period.

(9) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.

(10) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the year ended December 31, 1998 and for the period May 29, 1997 through December 31, 1997 such deficits for the Company were $47,194 and $8,852, respectively.

(11) Restricted cash and Parent company obligations represent cash belonging to Holdings and debt owed by Holdings that are reflected on the balance sheet pursuant to "push down" accounting rules. The Company has neither rights with respect to such cash nor liability with respect to such debt obligation.

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

      Results for the Predecessor for the year ended December 31, 1996 are based solely on the historical operations of the Predecessor prior to the Merger. The discussion for the year ended December 31, 1997 is based upon the results of the Predecessor through September 30, 1997 and the results of the Company from October 1, 1997 to December 31, 1997 (except for a minimal amount of net interest expense from May 29, 1997 to December 31, 1997). The comparison for the year ended December 31, 1998 versus December 31, 1997 is for the full twelve-month period and combines the results of the predecessor with the results for the Company. The audited financial statements of the Company do not include such combined financial statements, as this would not be in conformity with GAAP.

Overview

      PCW, a wholly owned subsidiary of Holdings, a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of PCC, was incorporated on May 29, 1997 in connection with the purchase of Palmer.

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. As a result, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880.0 million. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

      PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). In October 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. which provided for the sale by PCW, for $25.0 million, of substantially all of the assets of the non- wireline cellular telephone system serving the Georgia-1RSA ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Georgia Sale.

      In order to fund the Acquisition and pay related fees and expenses, in July, 1997, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million. In October 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans.

      The acquisition of Palmer was also funded through an equity contribution of PCC and borrowings of Holdings.

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Alabama, Florida and Georgia in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

Acquisitions

      On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

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

      As stated above, the Fort Myers and GA-1 markets were sold during the latter part of 1997 making the operating results for the year ended December 31, 1998 versus the year ended December 31, 1997 not comparable. The following highlights compare the operations for the years ended December 31, 1998 and 1997 after adjusting 1997 for such sales:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         1998            1997
                                                         ----            ----
Service revenue                                        $184,652        $152,178
Operating cash flow ("EBITDA")                           88,595          70,033
EBITDA % (% of service revenue)                            48.0%           46.0%
Subscriber growth                                        72,385          55,632
Average monthly revenue per sub                        $  51.67        $  52.06
Average monthly operating costs per sub                $  23.17        $  24.67
Local minutes of use (in thousands)                     768,707         506,097

Results of Operations

     The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                 Company                           Predecessor
                                                      ------------------------------     ------------------------------
                                                                      For the Period       For the
                                                        For the        May 29, 1997      Nine Months         For the
                                                       Year Ended         Through           Ended           Year Ended
                                                      December 31,      December 31,     September 30,     December 31,
                                                          1998              1997              1997              1996
                                                        ------            ------            ------            ------
Revenue:
     Service .......................................      93.6%             94.6%             94.6%             94.6%
     Installation ..................................       6.4               5.4               5.4               5.4
                                                        ------            ------            ------            ------
Total Revenue ......................................     100.0             100.0             100.0             100.0
                                                        ------            ------            ------            ------
Operating Expenses:
     Engineering, technical and other direct:
        Engineering and technical(1) ...............       7.3               7.2               8.0               7.9
        Other direct costs of services(2) ..........       8.0               6.5               8.4              10.1
     Cost of equipment(3) ..........................      12.0              12.0              11.4              11.2
     Selling, general and administrative:
        Selling and Marketing(4) ...................       9.9               8.9               8.4               8.6
        Customer Service(5) ........................       6.3               6.2               6.3               5.9
        General and administrative(6) ..............      11.6              14.2              14.2              14.9
     Depreciation and amortization .................      22.1              25.3              18.0              15.7
                                                        ------            ------            ------            ------
Total Operating Expenses ...........................      77.2              80.3              74.7              74.3
                                                        ------            ------            ------            ------
Operating Income ...................................      22.8%             19.7%             25.3%             25.7%
Operating Income Before Depreciation And
   Amortization(7)..................................      44.9%             45.0%             43.3%             41.4%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

(3) Consists primarily of the costs of the cellular telephones and accessories sold.

(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotional expenses, and employee and agent commissions.

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

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

      Revenue. Service revenues totaled $184.7 million for 1998, an increase of 5.2% over $175.5 million for 1997. The increase is primarily attributable to a 24.5% increase in the average number of subscribers to 345,490 for 1998 versus 277,487 for 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Substantially offsetting this increase is the loss of service revenue of the cellular telephone systems resulting from the sale of Fort Myers and GA-1, which approximated $21.1 million. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts. In addition to the subscriber base growth, service revenues also increased because of a significant increase in the minutes of use for the Company's subscribers.

      Average monthly revenue per subscriber (which excludes incollect revenue) decreased 2.5% to $44.54 for 1998 from $45.70 for 1997. The decrease is below the industry average. Revenue includes service revenue and incollect revenue, which is offset against cost of service for financial reporting purposes. This modest decrease is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $12.7 million for 1998 from $10.0 million for 1997. As a percentage of total cellular revenue, equipment sales and installation revenue increased to 6.4% of service revenue from 5.4% for 1997 reflecting the increased recurring revenue base as well as the ability to obtain increased prices for our cellular equipment sold to customers.

      Operating Expenses. Engineering and technical expenses decreased slightly by 2.1% to $14.3 million for 1998 from $14.6 million in 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.3 % of total revenue from 7.9% for 1997. This reflects the increased costs associated with increased minutes of usage by our subscribers offset by the expenses associated with the markets sold which approximated $1.3 million.

      Other direct costs of services increased to $15.7 million in 1998 from $14.7 million in 1997. As a percentage of revenue, other direct costs of service was basically flat increasing from 7.9% in 1997 to 8.0% in 1998, reflecting the increase in minutes of usage by our customers as they roam in other markets. Other direct costs of service related to the Fort Myers and GA-1 markets approximated $3.0 million.

      The cost of equipment increased 10.7% to $23.7 million for 1998 from $21.4 million for 1997, due primarily to the increase in gross subscriber activations. Equipment sales resulted in losses of $11.0 million in 1998 versus $11.4 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company was able to reduce its losses by obtaining better prices from its customers as well as obtaining better prices from its suppliers.

      Selling, general and administrative expenses increased a modest 2.2% to $55.0 million in 1998 from $53.8 million in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.4% to $19.5 million for 1998 from $15.8 million for 1997. This increase is primarily due to an 8.0% increase in gross subscriber activations (excluding prepaids) and the costs to acquire them and higher advertising costs in response to market competition. As the level of penetration increases, the sales and marketing costs associated with acquiring additional subscribers increases. As a percentage of total revenue, sales and marketing costs increased to 9.9% for 1998 compared to 8.5% for 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $448 for 1998 from $469 for 1997. Sales and marketing expenses associated with the Fort Myers and GA-1 markets approximated $1.2 million.

      Customer service costs increased 6.8% to $12.5 million for 1998 from $11.7 million for 1997. As a percentage of revenue, customer service costs amounted to 6.3% for 1998 and for 1997. The increase in the absolute amount was due primarily to an increase in fees for billing services, partially offset by the expenses incurred for the Fort Myers and GA-1 markets which approximated $1.1 million in 1997.

      General and administrative expenditures decreased 12.5% to $23.0 million for 1998 from $26.3 million for 1997. General and administrative expenses decreased as a percentage of total revenue to 10.5% in 1998 from 14.2% in 1997. Payroll and its related fringe benefits were the largest line items that reflected a decrease. General and administrative expenses attributable to the cellular telephone systems sold in Fort Myers and GA-1 amounted to $1.8 million in 1997. The Company continues to add subscribers which generate revenue. Accordingly, general and administrative expenses should continue to decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

      Depreciation and amortization increased 19.1% to $43.6 million for 1998 from $36.6 million for 1997. This increase was primarily due to the additional depreciation and amortization on higher fixed asset and intangible values from the purchase of the Company in October 1997. As a percentage of revenue, depreciation and amortization increased to 22.1% for 1998 from 19.7% for 1997 compared to 1997.

      Operating income increased 1.4% to $45.0 million in 1998, from $44.4 million for 1997. This improvement in operating results is primarily due to increases in revenue and on cost containment. The improvement in operating income was caused by a $7.0 million increase in the non-cash charges for depreciation and amortization.

      Net interest expense increased to $77.5 million in 1998 from $46.7 million in 1997 primarily because of the additional borrowings incurred as a result of the acquisition and the push down of interest on Holdings indebtedness.

      The income tax benefit for 1998 amounted to $12.8 million representing the reduction of the accrued tax liability associated with the sale of the Ft. Meyers and GA-1 properties which was established as the result of purchase accounting. The income tax benefit for 1997 approximated $1.0 million based on the loss for the year.

      The net loss for the year ended December 31, 1998 was $47.2 million compared to $2.8 million for the year ended December 31, 1997. The increased net loss is a result of the additional interest expense, increased depreciation and amortization expense and $25.3 million of extraordinary items (net of tax benefit). These items are comprised of the write-off of deferred finance charges and the premium associated with the early retirement of the Holdings notes and interest paid for the early termination of the interest rate swap contracts.

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

      Other direct costs of services declined to $14.7 million for 1997 from $16.1 million in 1996. As a percentage of revenue, other direct costs of service decreased to 7.9% in 1997 from 10.1% in 1996, reflecting the decrease in interconnection costs as a result of the Company's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets, offset somewhat by more competitive roaming rates for Company's customer roaming in adjacent areas.

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

      Sales and marketing costs increased 15.5% to $15.8 million for 1997 from $13.7 million for 1996. This increase is primarily due to a 13.5% increase in gross subscriber activations and the costs to acquire them and higher advertising costs in response to market competition. As a percentage of total revenue, sales and marketing costs decreased to 8.5% for 1997 compared to 8.6% for 1996. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $469 for 1997 from $407 for 1996 due primarily to increased losses from the Company's sales of cellular telephones and an increase in commissions.

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

      Operating income increased 7.9% to $44.4 million in 1997, from $41.2 million for 1996. This improvement in operating results is attributable primarily to increases in revenue, which exceeded increases in operating expenses.

      Liquidity and Capital Resources

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through the issuance of debt, equity contributions, and, to a lesser extent, operating cash flow.

      In 1998 the Company spent approximately $14.7 million for capital expenditures. The Company expects to spend approximately $16 million for capital expenditures for the year ended December 31, 1999. The Company expects to use net cash provided by operating activities to fund such capital expenditures.

      In July 1997, the Company issued $175 million of $11.75% Senior Subordinated Notes due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. Such Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In June 1998, the Company issued $525.0 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. These notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. The net proceeds from these notes were used to pay-off the credit facility that approximated $425.1 million as of the redemption date.

      In August 1997, in connection with the acquisition of the Predecessor (see
Note 1 to the Company's Consolidated Financial Statements) Holdings issued 153,400 units, consisting of Holdings' Notes and Warrants of PCC, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. In August 1998, the notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, a premium of 20% of the outstanding indebtedness or approximately $18.2 million was also paid. The redemption was financed out of the net proceeds of a new Holdings offering of 11.25% Senior Payable-in-Kind notes due 2008. Interest is payable semi-annually in arrears on each February 15 and August 15. Cash interest will begin to accrue on the notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999, the Company may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate will be reduced by 0.5%

      Accounting Policies

      For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which its provides cellular telephone service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' share of income or losses in those markets are reflected in the consolidated financial statements as "minority interest share of (income) losses", except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation. For financial reporting purposes, the Company consolidates all subsidiaries and partnerships since it has a controlling interest (greater than 50%) in each.

      Year 2000 Impact

      The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen its current billing provider to coordinate the testing of all of the operating and financial systems that could affect the Company's operations. Several of these systems such as the point of sale system, the prepaid calling system, wide area network and local area network, and the general ledger system are currently integrated into the billing system.

      The Company's current billing vendor has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing the system's upgrade releases which these third party providers maintain will be Year 2000 compliant. Most of these system providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

      In addition to the testing of third party provided systems, the current billing provider will review its own internal operating systems to verify Year 2000 compliance. They will then test the integration of the updated Year 2000 versions with their upgraded version to ensure compliance.

      The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on operations and prioritizing the impact into high, medium, and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to its suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. Its dependence on a few key third party providers in the industry and the lack of accessibility of alternative systems make a contingency plan impractical.

      Inflation

      The Company believes that inflation affects its business no more than it generally affects other similar businesses.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Price Communications Wireless, Inc. and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                          INDEX TO FINANCIAL STATEMENTS

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports.......................................................................................................  F-1
Consolidated Balance Sheets at December 31, 1998 and 1997...............................................................  F-3
Consolidated Statements of Operations for Years ended December 31, 1998, 1997 and 1996..................................  F-4
Consolidated Statements of Cash Flows for Years ended December 31, 1998, 1997 and 1996..................................  F-5
Consolidated Statements of Stockholder's Equity (Deficit) for Years ended December 31, 1998, 1997 and 1996..............  F-7
Notes to Consolidated Financial Statements..............................................................................  F-8

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

      Omitted pursuant to Instruction I 1 (a) and (b).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) and (2) List of financial statements and financial statement schedules:

      Auditors' Reports
      Consolidated Balance Sheets at December 31, 1998 and 1997
      Consolidated Statements of Operations for the Years ended December 31,
        1998, 1997, and 1996.
      Consolidated Statements of Cash Flows for the Years ended December 31,
        1998, 1997 and 1996.
      Consolidated Statements of Stockholder's Equity (Deficit) for the Years
        ended December 31, 1998, 1997 and 1996.
      Notes to Consolidated Financial Statements.

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

      (b) Reports on Form 8-K.

      None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Price Communications Wireless, Inc.:

      We have audited the accompanying consolidated balance sheets of Price Communications Wireless, Inc. (a Delaware corporation, formerly Palmer Wireless, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1998 and the period May 29, 1997 through December 31, 1997 (post acquisition basis). We have also audited the accompanying consolidated statements of operations, stockholder's equity, and cash flows for the nine-month period ended September 30, 1997 (pre-acquisition basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Wireless, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 and for the periods May 29, 1997 to December 31, 1997 (post-acquisition basis) and January 1, 1997 to September 30, 1997 (pre-acquisition basis) in conformity with generally accepted accounting principles.

                                                       /S/ ARTHUR ANDERSEN LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Price Communications Wireless, Inc.:

      We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of Price Communications Wireless, Inc. and subsidiaries (formerly Palmer Wireless, Inc.) for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Price Communications Wireless, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                  December 31,       December 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $   109,137        $    27,926
  Restricted cash .........................................................            79,081                 --
  Trade accounts receivable, net of allowance for doubtful accounts
    of $1,596 in 1998 and $818 in 1997 ....................................            20,508             15,940
  Receivable from other cellular carriers .................................             2,282              3,902
  Prepaid expenses and deposits ...........................................               303                902
  Inventory ...............................................................             3,940              1,280
  Deferred income taxes ...................................................             5,402              1,383
                                                                                  -----------        -----------
    Total current assets ..................................................           216,634             55,352
Property and equipment:
  Land and improvements ...................................................             6,767              6,438
  Buildings and improvements ..............................................             8,831              8,561
  Equipment, communication systems, and furnishings .......................           140,381            153,550
                                                                                  -----------        -----------
                                                                                      169,148            155,380
  Less accumulated depreciation and amortization ..........................            24,320              4,239
                                                                                  -----------        -----------
    Net property and equipment ............................................           144,828            151,141
Licenses and goodwill, net of accumulated amortization of $29,117
    in 1998 and $6,016 in 1997 ............................................           876,952            918,488
Other intangible assets and other assets, at cost less accumulated
    amortization of $1,671 in 1998 and $818 in 1997 .......................            25,320             19,498
                                                                                  -----------        -----------

    Total assets ..........................................................       $ 1,263,734        $ 1,144,479
                                                                                  ===========        ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt ..................................       $        --        $     2,812
  Payable to Price Communications Corporation .............................             1,151              2,328
  Accounts payable ........................................................            13,168             13,059
  Accrued interest payable ................................................            11,779             11,361
  Accrued salaries and employee benefits ..................................             2,656              2,324
  Other accrued liabilities ...............................................             8,448             16,031
  Deferred revenue ........................................................             5,535              3,755
  Customer deposits .......................................................               921                602
                                                                                  -----------        -----------
    Total current liabilities .............................................            43,658             52,272
Long-term debt, excluding current installments ............................           700,000            610,188
Obligation of parent company ..............................................           209,432             80,112
Accrued income taxes--long term ...........................................            22,775             50,491
Deferred income taxes .....................................................           290,370            308,901
Minority interests ........................................................             9,530              7,352
Stockholder's equity
  Preferred stock par value $.01 per share; 10,000,000 shares
    authorized; none issued ...............................................                --                 --
  Class A Common Stock par value $.01 per share; 3,000 shares
    authorized, 1,500 shares issued .......................................                --                 --
  Additional paid-in capital ..............................................            44,015             44,015
  Retained earnings (accumulated deficit) .................................           (56,046)            (8,852)
                                                                                  -----------        -----------
    Total stockholder's equity (deficit) ..................................           (12,031)            35,163
                                                                                  -----------        -----------
    Total liabilities and stockholder's equity (deficit) ..................       $ 1,263,734        $ 1,144,479
                                                                                  ===========        ===========

          See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                    Company                       Predecessor
                                                                    -------                       -----------
                                                                        For the Period
                                                         For the Year    May 29, 1997     For the Nine     For the Year
                                                             Ended           through      Months Ended         Ended
                                                          December 31,    December 31,    September 30,     December 31,
                                                             1998            1997(a)          1997             1996
                                                             ----            -------          ----             ----
Revenue:
     Service .......................................       $ 184,652        $ 41,365        $ 134,123        $ 151,119

     Equipment sales and installation ..............           2,348           7,613            8,624           12,677
                                                           ---------        --------        ---------        ---------
          Total revenue ............................         197,329          43,713          141,736          159,743
                                                           ---------        --------        ---------        ---------
Operating expenses:
     Engineering, technical and other direct .......          30,022           5,978           23,301           28,717
     Cost of equipment .............................          23,710           5,259           16,112           17,944
     Selling, general and administrative ...........          55,002          12,805           41,014           46,892

     Depreciation and amortization .................          43,569          11,055           25,498           25,013
                                                           ---------        --------        ---------        ---------
          Total operating expenses .................         152,303          35,097          105,925          118,566
          Operating income .........................          45,026           8,616           35,811           41,177
                                                           ---------        --------        ---------        ---------
Other income (expense):
     Interest income ...............................           5,435           2,195               30               62

     Interest expense ..............................         (82,945)        (24,393)         (24,497)         (31,524)
                                                           ---------        --------        ---------        ---------
          Interest expense, net ....................         (77,510)        (22,198)         (24,467)         (31,462)
     Other (expense) income, net ...................             (19)             15              208             (429)
                                                           ---------        --------        ---------        ---------
          Total other expense ......................         (77,529)        (22,183)         (24,259)         (31,891)
                                                           ---------        --------        ---------        ---------
          Income (loss) before minority interest
             share of income and income taxes ......         (32,503)        (13,567)          11,552            9,286
Minority interest share of income ..................          (2,178)           (414)          (1,310)          (1,880)
                                                           ---------        --------        ---------        ---------
          Income (loss) before income tax expense
             (benefit) .............................         (34,681)        (13,981)          10,242            7,406

Income tax benefit (expense) .......................          12,831           5,129           (4,153)          (2,724)
                                                           ---------        --------        ---------        ---------
          Income (loss) before extraordinary item ..         (21,850)         (8,852)           6,089            4,682
Extraordinary item - Loss on early extinguishment of
   debt (net of income tax benefit of $14,885) .....         (25,344)             --               --               --
                                                           ---------        --------        ---------        ---------
          Net income (loss) ........................       $ (47,194)       $ (8,852)       $   6,089        $   4,682
                                                           =========        ========        =========        =========

(a) Includes results of cellular operations only for the period October 1, 1997 through December 31, 1997

          See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                          Company                           Predecessor
                                                                          -------                           -----------
                                                                               For the Period
                                                                For the         May 29, 1997      For the Nine         For the
                                                              Year Ended           through        Months Ended        Year Ended
                                                              December 31,       December 31,     September 30,      December 31,
                                                                  1998               1997              1997              1996
                                                                  ----               ----              ----              ----
Cash flows from operating activities:
  Net income (loss) .......................................    $ (47,194)         $  (8,852)         $  6,089          $   4,682
                                                               ---------          ---------          --------          ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by Operating activities:
    Depreciation and amortization .........................       43,569             11,055            25,498             25,013
    Minority interest share of income .....................        2,178                414             1,310              1,880
    Deferred income taxes .................................         (373)            (2,454)            3,939              1,855
    Extraordinary item ....................................       40,229                 --                --                 --
    Interest deferred and added to long-term debt .........           --                 --                --                355
    Interest deferred and added to obligation of parent
      company .............................................        9,432              4,400                --                 --
    Payment of deferred interest ..........................           --                 --            (1,514)            (1,080)
    Amortization of deferred finance costs ................        2,030                 --                --                 --
    Changes in current assets and liabilities:
      (Increase) decrease in trade and other accounts
        receivable ........................................       (2,948)               124               473             (1,561)
      (Increase) decrease in inventory ....................       (2,660)               458             2,800             (2,595)
      Increase (decrease) in accounts payable .............          109              3,598            (1,390)              (841)
      Increase (decrease) in accrued interest payable .....          418              9,394              (374)              (167)
      Increase (decrease) in accrued salaries and employee
        benefits ..........................................          332               (341)              251                165
      (Decrease) increase in other accrued liabilities ....       (4,605)            (4,529)            2,049               (507)
      Increase (decrease) in deferred revenue .............        1,780             (1,046)                4                912
      Increase (decrease) in customer deposits ............          319                 15               (94)               134
      (Decrease) in accrued income tax long term ..........      (27,716)            (2,675)               --                 --
      Other ...............................................          671                175              (250)             1,885
                                                               ---------          ---------          --------          ---------
      Total adjustments ...................................       62,765             20,165            32,702             25,448
                                                               ---------          ---------          --------          ---------
        Net cash provided by operating activities .........       15,571             11,313            38,791             30,130
                                                               ---------          ---------          --------          ---------
Cash flows from investing activities:
  Capital expenditures ....................................      (14,725)           (14,499)          (40,757)           (41,445)
  Increase in other asset .................................           --                 --              (778)            (2,180)
  Proceeds from sales of property and equipment ...........           --                 --               201                  5
  Acquisition of Predecessor net assets ...................           --           (497,856)               --                 --
  Purchase of cellular systems ............................           --                 --           (31,469)           (67,588)
  Proceeds from sales of cellular systems .................           --            193,799                --                 --
  Collection of purchase price adjustment .................           --                 --                --              2,452
  Purchases of minority interests .........................           --               (794)             (956)            (1,854)
    Cash return of escrow .................................        2,000                 --                --                 --
                                                               ---------          ---------          --------          ---------
        Net cash used in investing activities .............      (12,725)          (321,030)          (73,759)          (110,610)

Cash flows from financing activities:
  (Repayments to) advances from Price Communications
Corporation ...............................................       (1,177)             2,328                --                 --
  Increase (decrease) in short term notes payable .........           --                 --            (1,366)             1,366
  Repayment of long-term debt .............................     (518,112)          (385,000)           (3,782)          (108,319)
  Proceeds from long-term debt ............................      725,000            695,712            41,000            100,000
  Segregation of restricted cash from proceeds of
    long-term debt ........................................      (79,081)                --                --                 --
  Costs associated with early extinguishment of debt ......      (28,080)                --                --                 --
  Payment of debt issuance costs ..........................      (20,185)           (19,412)               --                 --
  Public offering proceeds, net ...........................           --                 --                --             95,000
  Issuance of common stock ................................           --             44,015                --                 --
  Proceeds from stock options exercised ...................           --                 --               999                 95
  Payment of deferred offering costs ......................           --                 --                --               (826)
  Purchase of treasury stock ..............................           --                 --                --             (8,864)
  Proceeds from sales under stock purchase plans ..........           --                 --                --                290
                                                               ---------          ---------          --------          ---------
        Net cash provided by financing activities .........       78,365            337,643            36,851             78,742
                                                               ---------          ---------          --------          ---------
        Net increase (decrease) in cash and cash
          equivalents .....................................       81,211             27,926             1,883             (1,738)

Cash and cash equivalents at the beginning of period ......       27,926                 --             1,698              3,436
                                                               ---------          ---------          --------          ---------
Cash and cash equivalents at the end of period ............    $ 109,137          $  27,926          $  3,581          $   1,698
                                                               =========          =========          ========          =========

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

      Acquisitions of non-wireline cellular telephone systems in 1996 and 1997:

                                                      ($ in thousands)
                                                        Predecessor
                                                        -----------
                                                For the Nine   For the Year
                                                Months Ended      Ended
                                                September 30,  December 31,
                                                     1997          1996
                                                     ----          ----
Cash payment ...............................       $31,469       $67,588
                                                   =======       =======
Allocated to:
     Fixed assets ..........................         3,197         5,678
     Licenses and goodwill .................        27,738        61,433
     Deferred income taxes .................            --            --
     Current assets and liabilities, net ...           534           477
                                                   -------       -------
                                                   $31,469       $67,588
                                                   =======       =======

                Supplemental disclosure of cash flow information

                                                          ($ in thousands)

                                                Company                      Predecessor
                                                -------                      -----------
                                                      For the
                                           For         period
                                        the Year       May 29,       For the Nine       For the
                                          Ended      1997 through    Months Ended     Year Ended
                                       December 31,  December 31,    September 30,   December 31,
                                          1998           1997            1997            1996
                                          ----           ----            ----            ----
Income taxes paid (received), net       $    728       $    (40)           (736)       $  1,591
                                        ========       ========        ========        ========
Interest paid ...................       $ 81,379       $  9,924          25,102        $ 29,733
                                        ========       ========        ========        ========

          See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                ($ in thousands)

                                   Predecessor

                                                 Common Stock Class A        Common Stock Class B     Additional
                                                 --------------------        --------------------       Paid-in       Retained
                                                 Shares        Amount        Shares        Amount       Capital       Earnings
                                                 ------        ------        ------        ------       -------       --------
Balances at December 31, 1995 ...........        6,095,772       $ 61       17,293,578       $173       $ 72,466       $ 1,853
Public offering, net of issuance costs of
   $5,826 ...............................        5,000,000         50               --         --         94,124            --
Exercise of stock options ...............            6,666         --               --         --             95            --
Employee and non-employee director
   stock purchase plans .................           17,243         --               --         --            290            --
Treasury shares purchased ...............               --         --               --         --             --            --
Net income ..............................               --         --               --         --             --         4,682
                                                ----------       ----       ----------       ----       --------       -------
Balances at December 31, 1996 ...........       11,119,681        111       17,293,578        173        166,975         6,535
Exercise of stock options ...............           70,000          1               --         --            998            --
Net income ..............................               --         --               --         --             --         6,089
                                                ----------       ----       ----------       ----       --------       -------
Balances at September 30, 1997 ..........       11,189,681       $112       17,293,578       $173       $167,973       $12,624
                                                ==========       ====       ==========       ====       ========       =======

                                                                    Treasury Stock            Total
                                                                    --------------         Stockholders'
                                                                 Shares        Amount         Equity
                                                                 ------        ------         ------
Balances at December 31, 1995 ............................            --            --        $  74,553
Public offering, net of issuance costs of $5,826 .........            --            --           94,174
Exercise of stock options ................................            --            --               95
Employee and non-employee director stock purchase plans ..            --            --              290
Treasury shares purchased ................................       600,000        (8,864)          (8,864)
Net income ...............................................            --            --            4,682
                                                                 -------       -------        ---------
Balances at December 31, 1996 ............................       600,000        (8,864)         164,930
Exercise of stock options ................................            --            --              999
Net income ...............................................            --            --            6,089
                                                                 -------       -------        ---------
Balances at September 30, 1997 ...........................       600,000       $(8,864)       $ 172,018
                                                                 =======       =======        =========

                                     COMPANY

                                            Common Stock
                                              Class A             Additional                        Total
                                              -------               Paid-in       Accumulated    Stockholder's
                                     Shares          Amount         Capital         Deficit     Equity (Deficit)
                                     ------          ------         -------         -------     ----------------
Balances at May 29, 1997 ....             --        $     --       $     --        $     --        $     --
Capital contribution ........          1,500              --         44,015              --          44,015
Net loss ....................             --                                         (8,852)         (8,852)
                                    --------        --------       --------        --------        --------
Balances at December 31, 1997          1,500              --         44,015          (8,852)         35,163
Net Loss ....................             --              --             --         (47,194)        (47,194)
                                    --------        --------       --------        --------        --------
Balances at December 31, 1998          1,500        $     --       $ 44,015        $(56,046)       $(12,031)
                                    --------        --------       --------        --------        --------

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

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of approximately $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. Therefore, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880.0 million. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

      In June 1997, PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA as part of the financing of the Merger (the "Fort Myers Sale"). In October 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

      Also in connection with the Merger, on October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. which provided for the sale by PCW of substantially all of the assets used in the operation of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. In January 1998 the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the Palmer acquisition. Accordingly, no gain or loss was recognized on the Georgia Sale.

      In order to fund the Merger and pay related fees and expenses, in July, 1997, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million. In October 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. DLJ Capital Funding, Inc. provided and syndicated the New Credit Facility.

      The remaining acquisition price of Palmer was funded through a $44.0 million equity contribution of PCC and $75.7 million of borrowings of Holdings.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" the accounting. As of December 31, 1997 the consolidated financial statements reflect an allocation of the purchase price to the assets acquired and liabilities assumed including $12.5 million of purchase reserves .The allocation of the purchase price resulted in licenses of approximately $924.5 million on the balance sheet, which are being amortized on a straight-line basis over a period of 40 years. During 1998, approximately $2.3 million of unused purchase reserves were reversed against the value of the licenses established at the end of 1997.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements through September 30, 1997 reflect the historical cost of Palmer's assets and liabilities and results of operations and are referred to as the "Predecessor" consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of these two separate entities.

      Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany accounts and transactions. The financial statements also include the cash (Restricted cash) and debt of Holdings, (Obligation of parent company) which funded a portion of the acquisition of Palmer and is indirectly guaranteed by the assets of the Company.

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

The Predecessor had majority ownership in corporations and partnerships, which operated the non-wireline cellular telephone systems in nine MSAs in three states: Florida (two), Georgia (five) and Alabama (two). The Predecessor's ownership percentages in these entities ranged from approximately 78 percent to 100 percent. The Predecessor owned directly and operated eight non-whirling cellular telephone systems in RSAs in Georgia (seven) and Alabama (one).

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      Cash and Cash Equivalents

      The Company and the Predecessor consider cash and repurchase agreements with a maturity of three months or less to be cash equivalents.

      Inventory

      Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Operating Expenses--Engineering, Technical and Other Direct

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

      Stock Option Plans

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The activity in the Predecessor's and the Company's allowance for doubtful accounts for the years ended December 31, 1996, the nine months ended September 30, 1997 the period from May 29, 1997 through December 31, 1997 and for the year ended December 31, 1998 consisted of the following:

                                                                              Allowances at
                                                  Balance at       Charged       Dates of      Deductions,
                                                  Beginning          To        Acquisitions       Net of      Balance at
                                                  of Period       Expenses    (Dispositions)   Recoveries    End of Period
                                                  ---------       --------    --------------   ----------    -------------
Predecessor
     Year ended December 31, 1996 ..........       $  1,880       $  3,946       $  1,270       $ (5,305)       $  1,791
                                                   ========       ========       ========       ========        ========
Predecessor
     Nine months ended September 30, 1997 ..       $  1,791       $  3,614       $    147       $ (4,212)       $  1,340
                                                   ========       ========       ========       ========        ========
Company
     Period from May 29, 1997 through
        through December 31, 1997 ..........       $  1,340       $  1,202       $   (206)      $ (1,518)       $    818
                                                   ========       ========       ========       ========        ========
     Year Ended December 31, 1998 ..........       $    818       $  5,716       $     --       $ (4,938)       $  1,596
                                                   ========       ========       ========       ========        ========

(3) Other Accrued Liabilities

      Other accrued liabilities at December 31, 1998 and 1997 consisted of the following:

                                                     1998          1997
                                                     ----          ----
Accrued telecommunications expenses ........       $ 1,861       $ 2,176
Accrued local taxes ........................         1,368           888
Accrued severance payments .................            --         6,155
Accrued shutdown costs of
certain facilities .........................            --         3,818
Other ......................................         5,219         2,994
                                                   -------       -------
                                                   $ 8,448       $16,031
                                                   =======       =======

(4) Acquisitions and Purchase of Licenses

      On June 20, 1996, the Predecessor acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-1 RSA for an aggregate purchase price of $31.6 million. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27.9 million of the purchase price was allocated to licenses.

      On July 5, 1996, two of the Predecessor's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-6 RSA for an aggregate purchase price of $36.0 million. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $33.5 million of the purchase price was allocated to licenses.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 31, 1997, a majority-owned subsidiary of the Predecessor acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA for an aggregate purchase price of $31.5. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27.7 of the purchase price was allocated to licenses.

(5) Pro Forma Information

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

                                                      Year Ended December 31
                                                     1997                1996
                                                     ----                ----
                                                         ($ in thousands)
                                                            Unaudited
Total Revenue ..........................          $ 161,468           $ 145,643
                                                  =========           =========
Loss Before Income Taxes ...............          $ (51,532)          $ (54,529)
                                                  =========           =========
Net Loss ...............................          $ (43,911)          $ (48,895)
                                                  =========           =========

(6) Notes Payable and Long-Term Debt

      Long-term debt consists of the following:

                                                         December 31
                                                       ($ in thousands)
                                                     1998            1997
                                                     ----            ----
Credit agreement ................................  $     --        $438,000(a)
11.75% Senior Subordinated Notes ................   175,000(b)      175,000(b)
9.125% Senior Secured Notes .....................   525,000(c)           --
                                                   --------        --------
                                                                    613,000
Less current installments .......................        --           2,812
                                                                   --------
Long-term debt, excluding current installments...  $700,000        $610,188
                                                   ========        ========

(a) In October 1997, the Company entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525.0 million. The Credit Agreement included a $325.0 million term loan facility and a $200.0 million revolving credit facility. The term loan facility was comprised of tranche A loans of up to $100.0 million, which were to mature on September 30, 2005, and tranche B term loans of up to $225.0 million, which were to mature on September 30, 2006. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, as the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75 for Euro-Dollar rate loans and (y) 1.75% for base rate loans.

      The Company entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1997, the Company had outstanding seven interest rate swap agreements and one interest rate cap agreement having a total notional value of $370.0 million. All interest rate swap contracts were liquidated as of December 31, 1998. Included as an extraordinary item is approximately $3.7 million (net of taxes) of additional expense relating to the liquidation of these contracts.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) In July 1997, the Company issued $175.0 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of the 11.75% Notes approximated $166.3 million as of December 31, 1998.

(c) In June 1998, the Company issued $525.0 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15,1998. The 9.125% notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds of the notes were used to retire the outstanding indebtedness under the credit facility. The fair market value of the notes approximated $535.5 million as of December 31, 1998.

(7) Obligation of Parent Company

            In August 1997, Holdings issued 153,400 units, consisting of Notes and warrants of PCC (the "Warrants"), in exchange for $80.0 million. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock of PCC shall equal or exceed certain levels.

            In August 1998, Holdings redeemed all its outstanding 13.5% Senior Secured Discount Notes due 2007 (the "13.5% Notes"). The notes were redeemed at the redemption price per $1,000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, Holdings was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the proceeds of a new $200.0 million Holdings offering of 11.25% Senior Exchangeable Payable-in-Kind Notes ("the Payable-in-Kind Notes") due 2008. Cash interest will begin to accrue on the Payable-in-Kind Notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999 Holdings may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%. In the event the daily high price of PCC's common stock equals or exceeds 115.0% of the Exchange Price for 10 out of 15 consecutive trading days, each outstanding note will be mandatorily exchanged for shares of PCC common stock, par value $.01 per share on the fifth trading day immediately succeeding such 10th trading day (unless Holdings elects on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate this mandatory provision). The current exchange price is $16 per share after giving effect to the 2 for 1 stock split in September 1998 and the 5 for 4 stock split in January 1999. The accompanying Balance Sheet includes $79.1 million of restricted cash which is reflected on the Company's balance sheet. The Company has no rights with respect to such cash.

            The accompanying Balance Sheets includes $209.4 million and $80.1 million at December 31, 1998 and 1997 respectively (including accrued interest) of the 11.25% notes and the 13.5% notes which are obligations of Holdings and are included in the Balance Sheets solely pursuant to "push down" accounting rules. The carrying value approximates fair value as of December 31, 1998.

(8) Extraordinary Item

            In June and August 1998, the Company and Holdings retired the outstanding indebtedness under its Credit Facility and the 13 1/2% Notes. The additional costs incurred to retire the Credit Facility and the 13 1/2% Notes, as well as the write off of deferred financing costs associated with these financings resulted in an extraordinary loss of $25.3 million net of a tax benefit of $14.9 million.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

      Components of income tax expense (benefit) consist of the following:

                                                   ($ in thousands)
                                          Federal        State         Total
                                          -------        -----         -----
Predecessor:
     Year ended December 31, 1996:
          Current ..................     $     --      $    869      $    869
          Deferred .................        1,795            60         1,855
                                         --------      --------      --------
                                         $  1,795      $    929      $  2,724
                                         ========      ========      ========
Predecessor:
     Period ended September 30, 1997
          Current ..................     $     --      $    214      $    214
          Deferred .................        3,553           386         3,939
                                         --------      --------      --------
                                         $  3,553      $    600      $  4,153
                                         ========      ========      ========
Company:
     Year ended December 31, 1997
          Current ..................     $ (2,244)     $   (432)     $ (2,676)
          Deferred .................       (2,116)         (337)       (2,453)
                                         --------      --------      --------
                                         $ (4,360)     $   (769)     $ (5,129)
                                         ========      ========      ========
Company:
     Year ended December 31, 1998
          Current ..................     $ (3,355)     $   (531)     $ (3,886)
          Deferred .................       (7,713)       (1,232)       (8,945)
                                         --------      --------      --------
                                         $(11,068)     $ (1,763)     $(12,831)
                                         ========      ========      ========

      The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:

                                                             Company                      Predecessor
                                                             -------                      -----------
                                                                     Period       Nine Months
                                                   Year Ended         Ended          Ended        Year Ended
                                                   December 31,    December 31,   September 30,   December 31,
                                                      1998            1997            1997           1996
                                                     ------          ------          ------         ------
Statutory United States federal tax rate .......      (34.0)%         (34.0)%          34.0%          34.0%
License amortization not deductible for tax ....         --              --              --           32.5
Net operating loss carryforwards ...............         --              --              --          (42.8)
State taxes ....................................       (3.6)           (3.6)            6.0            8.3
Non deductible interest expense ................         --             1.1              --             --
Other ..........................................         .6            (0.2)            1.0            4.8
                                                     ------          ------          ------         ------
     Consolidated effective tax rate ...........      (37.0)%         (36.7)%          41.0%          36.8%
                                                     ======          ======          ======         ======

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 1997, the Predecessor recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions. The components of the deferred income tax assets and liabilities are as follows:

                                                      ($ in thousands)
                                                    1998           1997
                                                    ----           ----

Deferred tax assets:
     Allowance for doubtful accounts .......     $     591      $     327
     Inventory reserve .....................           133            144
     Deferred revenue ......................            --            400
     Nondeductible accruals ................         4,149          6.495
     Net operating loss carryforwards ......        29,320          3,560
     Valuation allowance ...................       (29,320)        (3,560)
                                                 ---------      ---------
          Total deferred tax assets ........         4,873          7,366
                                                 ---------      ---------
Deferred tax liabilities:
     Accumulated depreciation ..............       (12,808)        (8,559)
     Licenses ..............................      (281,052)      (302,306)
                                                 ---------      ---------
          Total deferred tax liabilities ...      (293,860)      (310,865)
                                                 ---------      ---------
          Deferred tax liability, net ......     $(288,987)     $(303,499)
                                                 =========      =========

      The net operating loss carryforwards totaled approximately $79.0 million at December 31, 1998 and expire in amounts ranging from approximately $300,000 to $70.0 million through 2013. For these carryforwards utilization is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.

(10) Common Stock and Stock Plans

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Predecessor applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Predecessor determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Predecessor's net income would have been reduced to the pro forma amounts indicated below:

                                                        ($ in thousands)
                                                 Nine Months
                                                    Ended            Year Ended
                                                 September 30,      December 31,
                                                     1997               1996
                                                    ------             ------
Net income-as reported ...................          $6,089             $4,682
Net income-pro forma .....................          $4,753             $2,850

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years.

      Stock option activity during the periods indicated is as follows:

                                                                  ($'s Actual)
                                                     Number     Weighted Average
                                                    Of Shares    Exercise Price
                                                    ---------    --------------
Balance December 31, 1995 .......................    672,500        $  14.25
     Granted ....................................     72,500           17.25
     Exercised ..................................     (6,666)          14.25
                                                    --------
Balance December 31, 1996 .......................    738,334           14.54
     Exercised ..................................    (70,000)          14.25
                                                    --------
Balance September 30, 1997 ......................    668,334           14.60
                                                    ========

      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $14.25--$17.25 ($'s not in thousands) and 8.3 years, respectively.

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Related Party Transactions

      On January 1, 1997 the Predecessor purchased a building and certain towers from PCI for $6.2 million. These assets were previously leased from PCI.

      Concurrently with the Offering and the Exchange, the Predecessor and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $534,000 and $88,000 for the years ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are included as a reduction of selling, general and administrative expenses.

      Concurrently with the Offering and the Exchange, the Predecessor and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $120,000 and $97,000 for the years ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are included in selling, general and administrative expenses.

      PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Predecessor participated in this plan and was allocated 401(k) retirement and matching expense of $696,000 and $544,000 for the years ended December 31, 1996, and the nine months ended September 30, 1997, respectively.

(12) Commitments and Contingencies

      Leases

      The Company occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                                                                ($ in thousands)
Year ending December 31:
      1999  ..................................................       $2,807
      2000  ..................................................        2,244
      2001  ..................................................        1,764
      2002  ..................................................        1,233
      2003  ..................................................          710
      Later years through 2013 ...............................        1,120
                                                                     ------
           Total minimum lease payments ......................       $9,878
                                                                     ======

      Rent expense for the Company was $2,928 for the year ended December 31, 1998 and $806 for the period from May 29, 1997 to December 31, 1997 and for the Predecessor was $3,123, and $3,551 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively, of which $278 was paid to related parties for 1996.

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Selected Quarterly Financial Data (Unaudited)

                                                        ($ in thousands)
                                                  Predecessor                        Company
                                                  -----------                        -------
                                                                                  For the Period
                                                                                   May 29, 1997
                                                                                      Through
                                    First           Second            Third         December 31,
Year Ended December 31, 1997       Quarter          Quarter          Quarter          1997 (b)
----------------------------       -------          -------          -------          --------
Total Revenue                    $    44,683      $    48,545      $    48,508      $    43,713
                                 ===========      ===========      ===========      ===========
Operating Income                 $     9,805(a)   $    13,022(a)   $    12,984(a)   $     8,616
                                 ===========      ===========      ===========      ===========
Net Income (Loss)                $     1,177      $     2,523      $     2,389      $    (8,852)
                                 ===========      ===========      ===========      ===========

                                    First           Second            Third           Fourth
Year Ended December 31, 1998       Quarter          Quarter         Quarter(c)        Quarter
----------------------------       -------          -------         ----------        -------
Total Revenue                    $    43,275      $    48,918      $    51,920      $    53,216
                                 ===========      ===========      ===========      ===========
Operating Income                 $     7,923      $    11,035      $    12,065      $    14,003
                                 ===========      ===========      ===========      ===========
Net Income (Loss)                     (6,571)     $   (10,810)     $   (21,777)     $    (8,036)
                                 ===========      ===========      ===========      ===========

(a) Certain reclassifications were made to conform to the fourth quarter presentation.

(b) The decrease in operating income in the fourth quarter is a result of customer acquisition costs, including advertising, commissions and phone discounts, related to Holiday sales (consistent with prior years), the Fort Myers Sale, and amortization of the additional license recorded in the merger. The net loss is due to these reasons as well as the interest expense on debt incurred to fund the Acquisition

(c) The increase in net loss is principally a result of the extraordinary loss associated with the early extinguishment of debt.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRICE COMMUNICATIONS WIRELESS, INC.


                                 By:             /S/ ROBERT PRICE
                                     -------------------------------------------
                                                   Robert Price
                                         Director, President and Treasurer


                                 By:            /S/ KIM I. PRESSMAN
                                     -------------------------------------------
                                                  Kim I. Pressman
                                     Vice President and Chief Financial Officer


                                 By:         /S/ MICHAEL WASSERMAN
                                     -------------------------------------------
                                                 Michael Wasserman
                                     Vice President and Chief Accounting Officer

Dated:  February 26, 1999

                                  EXHIBIT INDEX

Exhibit
  No.                              Description

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

4.1 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between PCW and Bank of Montreal Trust Company, as Trustee (including form of Senior Subordinated Note), incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.1 Credit Agreement dated as of September 30, 1997 among Holdings, PCW, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent and Bank of Montreal, Chicago branch, as administrative agent, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

10.2 Fort Myers Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of the Company (File No. 333-36253)

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