Form 10-K405/A
period 1998-12-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-03-31
CIK 1046202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

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

                                     PART I

Item 1. BUSINESS

General

      Unless otherwise indicated, all references herein to "PCW" refer to Price Communications Wireless, Inc. and all references herein to the "Company" refer to PCW and its subsidiaries and their respective predecessors. References herein to the "Acquisition" refer to the acquisition during 1997 by PCW, which is a wholly-owned direct subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings") and a wholly-owned indirect subsidiary of Price Communications Corporation ("PCC"), of Palmer Wireless, Inc. ("Palmer") and the related sales of the Fort Myers and Georgia-1 systems of Palmer, as described below under "The Acquisition." As used herein, the term "Palmer" includes its subsidiaries and predecessors. PCW's principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. Except for historical financial information and unless otherwise indicated, all information presented below relating to the Company, including Pops, Net Pops and the systems, gives effect to the consummation of the Acquisition (including the sales of the Fort Myers and Georgia-1 systems). See "Certain Terms" for definitions of certain terms used herein.

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

                                                                  Company                          Predecessor
                                                         ------------------------  -----------------------------------------------
                                                                        For the
                                                                        Period
                                                                     May 29, 1997  For the Nine
                                                                        Through    Months Ended
                                                                      December 31, September 30,
                                                            1998          1997         1997       1996(3)     1995(2)     1994(1)
                                                            ----          ----         ----       -------     -------     -------
                                                                  (In Thousands, Except Percentage And Per Subscriber Data)
Consolidated Statement Of Operations Data:
Revenue:
  Service .............................................  $   184,652   $    41,365   $ 134,123   $ 151,119   $  96,686   $  61,021
  Equipment sales and installation                            12,677         2,348       7,613       8,624       8,220       7,958
                                                         -----------   -----------   ---------   ---------   ---------   ---------
    Total revenue .....................................      197,329        43,713     141,736     159,743     104,906      68,979
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Engineering, technical and other direct expenses ....       30,022         5,978      23,301      28,717      18,184      12,776
  Cost of equipment ...................................       23,710         5,259      16,112      17,944      14,146      11,546
  Selling, general and administrative expenses ........       55,002        12,805      41,014      46,892      30,990      19,757
  Depreciation and amortization .......................       43,569        11,055      25,498      25,013      15,004       9,817
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Operating income ....................................       45,026         8,616      35,811      41,177      26,582      15,083
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Other income (expense):
    Interest, net .....................................      (77,510)      (22,198)    (24,467)    (31,462)    (21,213)    (12,715)
    Other, net ........................................          (19)           15         208        (429)       (687)        (70)
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Total other expenses ..........................      (77,529)      (22,183)    (24.259)    (31,891)    (21,900)    (12,785)
                                                         -----------   -----------   ---------   ---------   ---------   ---------
  Minority interest share of (income) losses ..........       (2,178)         (414)     (1,310)     (1,880)     (1,078)       (636)
  Income tax benefit (expense) ........................       12,831         5,129      (4,153)     (2,724)     (2,650)          0
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Income (loss) before extraordinary item .......      (21,850)       (8,852)      6,089       4,682         954       1,662
  Extraordinary item - Loss on early extinguishment
    of debt (net of tax benefit of $ 14,885) ..........      (25,344)           --          --          --          --          --
                                                         -----------   -----------   ---------   ---------   ---------   ---------
        Net income (loss) .............................  $   (47,194)  $    (8,852)  $   6,089   $   4,682   $     954       1,662
                                                         ===========   ===========   =========   =========   =========   =========
Other Data:
Capital expenditures ..................................  $    14,725   $    14,499   $  40,757   $  41,445   $  36,564   $  22,541
Operating income before depreciation and amortization
  ("EBITDA")(4) .......................................  $    88,595   $    19,671   $  61,309   $  66,190   $  41,586   $  24,900
EBITDA margin on service revenue ......................         48.0%         47.6%       45.7%       43.8%       43.0%       40.8%
Net cash provided by (used in):
  Operating activities ................................  $    15,571   $    11,313   $  38,791   $  30,130   $  27,660   $   7,238
  Investing activities ................................      (12,725)     (321,030)    (73,759)   (110,610)   (196,610)   (116,850)
  Financing activities ................................       78,365       337,643      36,851      78,742     169,554     110,940
Penetration(5) ........................................         11.6%         9.40%       8.60%       7.45%       6.41%       4.58%
Subscribers at end of period(6) .......................      381,977       309,606     337,345     279,816     211,985     117,224

Cost to add a net subscriber(7) .......................  $       448   $       370   $     514   $     407   $     276   $     247
Average monthly service revenue per subscriber(8) .....  $     51.67   $     50.59   $   53.99   $   52.20   $   56.68   $   60.02
  Average monthly churn(9) ............................         1.91%         1.84%       1.89%       1.84%       1.55%       1.55%
  Ratio of earnings to fixed charges(10) ..............          N/A           N/A       1.45x       1.28x       1.21x      1. 17x

Consolidated Balance Sheet Data:
  Cash ................................................  $   109,137   $    27,926   $   3,581   $   1,698   $   3,436   $   2,998
  Restricted cash(11) .................................       79,081            --          --          --          --          --
  Working capital (deficit) ...........................      172,976         3,080       7,011         296      (1,435)      2,490
  Property and equipment, net .........................      144,828       151,141     161,351     132,438     100,936      51,884
  Licenses and other intangibles, net .................      876,952       937,986     406,828     387,067     332,850     199,265
    Total assets ......................................    1,263,734     1,144,479     599,815     549,942     462,871     273,020
  Long-term debt ......................................      700,000       610,188     378,000     343,662     350,441     245,609
  Obligation of parent company(11) ....................      209,432        80,112          --          --          --          --
    Stockholder's equity (deficit) ....................      (12,031)       35,163     172,018     164,930      74,553       4,915

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk - Wireless

      The Company utilizes fixed rate debt instruments to fund its acquisitions. Management believes that the use of fixed rate debt minimizes the Company's exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing. See notes to consolidated financial statements for description and terms of long term debt.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Price Communications Wireless, Inc. and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                          INDEX TO FINANCIAL STATEMENTS

Price Communications Wireless, Inc. and Subsidiaries
Auditors' Reports.......................................................................................................  F-1
Consolidated Balance Sheets at December 31, 1998 and 1997...............................................................  F-3
Consolidated Statements of Operations for Years ended December 31, 1998, 1997 and 1996..................................  F-4
Consolidated Statements of Cash Flows for Years ended December 31, 1998, 1997 and 1996..................................  F-5
Consolidated Statements of Stockholder's Equity (Deficit) for Years ended December 31, 1998, 1997 and 1996..............  F-7
Notes to Consolidated Financial Statements..............................................................................  F-8

Palmer Wireless Holdings

Auditors' Reports ......................................................................................................  F-21
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-22
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Years ended ..................  F-23
December 31, 1998, 1997, and 1996 ......................................................................................  F-24
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-25
Consolidated Statements of Stockholder's Equity (Deficit) for the Years ended December 31, 1998, 1997 and 1996 .........  F-25
Notes to Consolidated Financial Statements .............................................................................  F-26

Cellular Systems of Southeast Alabama, Inc.
Auditors' Reports ......................................................................................................  F-37
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-39
Consolidated Statements of Operations and Retained Earnings for the Years ended December 31, 1998, 1997, and 1996 ......  F-40
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-41
Notes to Consolidated Financial Statements .............................................................................  F-42

Albany Cellular Partners
Auditors' Reports ......................................................................................................  F-47
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-49
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-50
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-51
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-51
Notes to Consolidated Financial Statements .............................................................................  F-52

Cellular Dynamics Telephone Company of Georgia
Auditors' Reports ......................................................................................................  F-57
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-59
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Years ended
December 31, 1998, 1997, and 1996 ......................................................................................  F-60
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-61
Notes to Consolidated Financial Statements .............................................................................  F-62

Columbus Cellular Telephone Company
Auditors' Reports ......................................................................................................  F-68
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-70
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-71
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-71
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-72
Notes to Consolidated Financial Statements .............................................................................  F-73

Dothan Cellular Telephone Company, Inc.
Auditors' Reports ......................................................................................................  F-78
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-80
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Years ended
December 31, 1998, 1997, and 1996 ......................................................................................  F-81
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-82
Notes to Consolidated Financial Statements .............................................................................  F-83

Macon Cellular Telephone Systems, Limited Partnership
Auditors' Reports ......................................................................................................  F-88
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-90
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-91
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-91
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-92
Notes to Consolidated Financial Statements .............................................................................  F-93

Montgomery Cellular Holding, Co., Inc.
Auditors' Reports ......................................................................................................  F-98
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-100
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Years ended
December 31, 1998, 1997, and 1996 ......................................................................................  F-101
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-102
Notes to Consolidated Financial Statements .............................................................................  F-103

Montgomery Cellular Telephone Company, Inc.
Auditors' Reports ......................................................................................................  F-110
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-111
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Years ended
December 31, 1998, 1997, and 1996 ......................................................................................  F-112
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-113
Notes to Consolidated Financial Statements .............................................................................  F-114

Panama City Cellular Telephone Company, Ltd.
Auditors' Reports ......................................................................................................  F-121
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-122
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-123
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-123
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-124
Notes to Consolidated Financial Statements .............................................................................  F-125

Panhandle Cellular Partnership
Auditors' Reports ......................................................................................................  F-130
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-132
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-133
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-133
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-134
Notes to Consolidated Financial Statements .............................................................................  F-135

Savannah Cellular Limited Partnership
Auditors' Reports ......................................................................................................  F-140
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................................................  F-142
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 ............................  F-142
Consolidated Statements of Partners' Equity for the Years ended December 31, 1998, 1997 and 1996 .......................  F-143
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 .............................  F-144
Notes to Consolidated Financial Statements .............................................................................  F-145

CEI Communications, Inc.
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-150
Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 .........................................  F-151
Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 ..........................................  F-152
Notes to Financial Statements ..........................................................................................  F-153

Panama City Communications, Inc.
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-154
Statements of Operations for the Years ended December 31, 1998, 1997, and 1996 .........................................  F-155
Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996 ..........................................  F-156
Notes to Financial Statements ..........................................................................................  F-156

Price Communications Wireless II
Auditor's Report .......................................................................................................  F-157
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-158
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-159
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-160
Notes to Financial Statements ..........................................................................................  F-161

Price Communications Wireless III
Auditor's Report .......................................................................................................  F-162
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-163
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-164
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-165
Notes to Financial Statements ..........................................................................................  F-166

Price Communications Wireless IV
Auditor's Report .......................................................................................................  F-167
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-168
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-169
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-170
Notes to Financial Statements ..........................................................................................  F-171

Price Communications Wireless V
Auditor's Report .......................................................................................................  F-172
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-173
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-174
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-175
Notes to Financial Statements ..........................................................................................  F-176

Price Communications Wireless VI
Auditor's Report .......................................................................................................  F-177
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-178
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-179
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-180
Notes to Financial Statements ..........................................................................................  F-181

Price Communications Wireless VII
Auditor's Report .......................................................................................................  F-182
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-183
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-184
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-185
Notes to Financial Statements ..........................................................................................  F-186

Price Communications Wireless VIII
Auditor's Report .......................................................................................................  F-187
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-188
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-189
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-190
Notes to Financial Statements ..........................................................................................  F-191

Price Communications Wireless IX
Auditor's Report .......................................................................................................  F-192
Balance Sheets at December 31, 1998 and 1997 ...........................................................................  F-193
Statements of Operations for the Years ended December 31, 1998 and 1997 ................................................  F-194
Statements of Cash Flows for the Years ended December 31, 1998 and 1997 ................................................  F-195
Notes to Financial Statements ..........................................................................................  F-196

      (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

      I.  Supplement Schedule of Noncash Investing and Financing Activities.
      II. Supplement Disclosure of Cash Flow Information.

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

      Omitted pursuant to Instruction I 1 (a) and (b).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) and (2) List of financial statements and financial statement schedules:

      Index to Financial Statements
      Price Communications Wireless, Inc. and Subsidiaries
      Auditors' Reports
      Consolidated Balance Sheets at December 31, 1998 and 1997
      Consolidated Statements of Operations for the Years ended December 31,
        1998, 1997, and 1996.
      Consolidated Statements of Cash Flows for the Years ended December 31,
        1998, 1997 and 1996.
      Consolidated Statements of Stockholder's Equity (Deficit) for the Years
        ended December 31, 1998, 1997 and 1996.
      Notes to Consolidated Financial Statements.

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


                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                  December 31,       December 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $   109,137        $    27,926
  Restricted cash .........................................................            79,081                 --
  Trade accounts receivable, net of allowance for doubtful accounts
    of $1,596 in 1998 and $818 in 1997 ....................................            20,508             15,940
  Receivable from other cellular carriers .................................             2,282              3,902
  Prepaid expenses and deposits ...........................................               303                902
  Inventory ...............................................................             3,940              1,280
  Deferred income taxes ...................................................             5,402              1,383
                                                                                  -----------        -----------
    Total current assets ..................................................           216,634             55,352
Property and equipment:
  Land and improvements ...................................................             6,767              6,438
  Buildings and improvements ..............................................             8,831              8,561
  Equipment, communication systems, and furnishings .......................           140,381            153,550
                                                                                  -----------        -----------
                                                                                      169,148            155,380
  Less accumulated depreciation and amortization ..........................            24,320              4,239
                                                                                  -----------        -----------
    Net property and equipment ............................................           144,828            151,141
Licenses and goodwill, net of accumulated amortization of $29,117
    in 1998 and $6,016 in 1997 ............................................           876,952            918,488
Other intangible assets and other assets, at cost less accumulated
    amortization of $1,671 in 1998 and $818 in 1997 .......................            25,320             19,498
                                                                                  -----------        -----------

    Total assets ..........................................................       $ 1,263,734        $ 1,144,479
                                                                                  ===========        ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt ..................................       $        --        $     2,812
  Payable to Price Communications Corporation .............................             1,151              2,328
  Accounts payable ........................................................            13,168             13,059
  Accrued interest payable ................................................            11,779             11,361
  Accrued salaries and employee benefits ..................................             2,656              2,324
  Other accrued liabilities ...............................................             8,448             16,031
  Deferred revenue ........................................................             5,535              3,755
  Customer deposits .......................................................               921                602
                                                                                  -----------        -----------
    Total current liabilities .............................................            43,658             52,272
Long-term debt, excluding current installments ............................           700,000            610,188
Obligation of parent company ..............................................           209,432             80,112
Accrued income taxes--long term ...........................................            22,775             50,491
Deferred income taxes .....................................................           290,370            308,901
Minority interests ........................................................             9,530              7,352
Stockholder's equity (deficit)
  Preferred stock par value $.01 per share; 10,000,000 shares
    authorized; none issued ...............................................                --                 --
  Class A Common Stock par value $.01 per share; 3,000 shares
    authorized, 1,500 shares issued .......................................                --                 --
  Additional paid-in capital ..............................................            44,015             44,015
  Retained earnings (accumulated deficit) .................................           (56,046)            (8,852)
                                                                                  -----------        -----------
    Total stockholder's equity (deficit) ..................................           (12,031)            35,163
                                                                                  -----------        -----------
    Total liabilities and stockholder's equity (deficit) ..................       $ 1,263,734        $ 1,144,479
                                                                                  ===========        ===========

          See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                    Company                       Predecessor
                                                                    -------                       -----------
                                                                        For the Period
                                                         For the Year    May 29, 1997     For the Nine     For the Year
                                                             Ended           through      Months Ended         Ended
                                                          December 31,    December 31,    September 30,     December 31,
                                                             1998            1997(a)          1997             1996
                                                             ----            -------          ----             ----
Revenue:
     Service .......................................       $ 184,652        $ 41,365        $ 134,123        $ 151,119

     Equipment sales and installation ..............          12,677           2,348            7,613            8,624
                                                           ---------        --------        ---------        ---------
          Total revenue ............................         197,329          43,713          141,736          159,743
                                                           ---------        --------        ---------        ---------
Operating expenses:
     Engineering, technical and other direct .......          30,022           5,978           23,301           28,717
     Cost of equipment .............................          23,710           5,259           16,112           17,944
     Selling, general and administrative ...........          55,002          12,805           41,014           46,892

     Depreciation and amortization .................          43,569          11,055           25,498           25,013
                                                           ---------        --------        ---------        ---------
          Total operating expenses .................         152,303          35,097          105,925          118,566
          Operating income .........................          45,026           8,616           35,811           41,177
                                                           ---------        --------        ---------        ---------
Other income (expense):
     Interest income ...............................           5,435           2,195               30               62

     Interest expense ..............................         (82,945)        (24,393)         (24,497)         (31,524)
                                                           ---------        --------        ---------        ---------
          Interest expense, net ....................         (77,510)        (22,198)         (24,467)         (31,462)
     Other (expense) income, net ...................             (19)             15              208             (429)
                                                           ---------        --------        ---------        ---------
          Total other expense ......................         (77,529)        (22,183)         (24,259)         (31,891)
                                                           ---------        --------        ---------        ---------
          Income (loss) before minority interest
             share of income and income taxes ......         (32,503)        (13,567)          11,552            9,286
Minority interest share of income ..................          (2,178)           (414)          (1,310)          (1,880)
                                                           ---------        --------        ---------        ---------
          Income (loss) before income tax expense
             (benefit) .............................         (34,681)        (13,981)          10,242            7,406

Income tax benefit (expense) .......................          12,831           5,129           (4,153)          (2,724)
                                                           ---------        --------        ---------        ---------
          Income (loss) before extraordinary item ..         (21,850)         (8,852)           6,089            4,682
Extraordinary item - Loss on early extinguishment of
   debt (net of income tax benefit of $14,885) .....         (25,344)             --               --               --
                                                           ---------        --------        ---------        ---------
          Net income (loss) ........................       $ (47,194)       $ (8,852)       $   6,089        $   4,682
                                                           =========        ========        =========        =========

(a) Includes results of cellular operations only for the period October 1, 1997 through December 31, 1997

          See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                          Company                           Predecessor
                                                                          -------                           -----------
                                                                               For the Period
                                                                For the         May 29, 1997      For the Nine         For the
                                                              Year Ended           through        Months Ended        Year Ended
                                                              December 31,       December 31,     September 30,      December 31,
                                                                  1998               1997              1997              1996
                                                                  ----               ----              ----              ----
Cash flows from operating activities:
  Net income (loss) .......................................    $ (47,194)         $  (8,852)         $  6,089          $   4,682
                                                               ---------          ---------          --------          ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by Operating activities:
    Depreciation and amortization .........................       43,569             11,055            25,498             25,013
    Minority interest share of income .....................        2,178                414             1,310              1,880
    Deferred income taxes .................................         (373)            (2,454)            3,939              1,855
    Extraordinary item ....................................       40,229                 --                --                 --
    Interest deferred and added to long-term debt .........           --                 --                --                355
    Interest deferred and added to obligation of parent
      company .............................................        9,432              4,400                --                 --
    Payment of deferred interest ..........................           --                 --            (1,514)            (1,080)
    Amortization of deferred finance costs ................        2,030                 --                --                 --
    Changes in current assets and liabilities:
      (Increase) decrease in trade and other accounts
        receivable ........................................       (2,948)               124               473             (1,561)
      (Increase) decrease in inventory ....................       (2,660)               458             2,800             (2,595)
      Increase (decrease) in accounts payable .............          109              3,598            (1,390)              (841)
      Increase (decrease) in accrued interest payable .....          418              9,394              (374)              (167)
      Increase (decrease) in accrued salaries and employee
        benefits ..........................................          332               (341)              251                165
      (Decrease) increase in other accrued liabilities ....       (4,605)            (4,529)            2,049               (507)
      Increase (decrease) in deferred revenue .............        1,780             (1,046)                4                912
      Increase (decrease) in customer deposits ............          319                 15               (94)               134
      (Decrease) in accrued income tax long term ..........      (27,716)            (2,675)               --                 --
      Other ...............................................          671                175              (250)             1,885
                                                               ---------          ---------          --------          ---------
      Total adjustments ...................................       62,765             20,165            32,702             25,448
                                                               ---------          ---------          --------          ---------
        Net cash provided by operating activities .........       15,571             11,313            38,791             30,130
                                                               ---------          ---------          --------          ---------
Cash flows from investing activities:
  Capital expenditures ....................................      (14,725)           (14,499)          (40,757)           (41,445)
  Increase in other asset .................................           --                 --              (778)            (2,180)
  Proceeds from sales of property and equipment ...........           --                 --               201                  5
  Acquisition of Predecessor net assets ...................           --           (497,856)               --                 --
  Purchase of cellular systems ............................           --                 --           (31,469)           (67,588)
  Proceeds from sales of cellular systems .................           --            193,799                --                 --
  Collection of purchase price adjustment .................           --                 --                --              2,452
  Purchases of minority interests .........................           --               (794)             (956)            (1,854)
  Distributions to minority interest ......................           --             (1,680)               --                 --
  Cash return of escrow ...................................        2,000                 --                --                 --
                                                               ---------          ---------          --------          ---------
        Net cash used in investing activities .............      (12,725)          (321,030)          (73,759)          (110,610)

Cash flows from financing activities:
  (Repayments to) advances from Price Communications
Corporation ...............................................       (1,177)             2,328                --                 --
  Increase (decrease) in short term notes payable .........           --                 --            (1,366)             1,366
  Repayment of long-term debt .............................     (518,112)          (385,000)           (3,782)          (108,319)
  Proceeds from long-term debt ............................      725,000            695,712            41,000            100,000
  Segregation of restricted cash from proceeds of
    long-term debt ........................................      (79,081)                --                --                 --
  Costs associated with early extinguishment of debt ......      (28,080)                --                --                 --
  Payment of debt issuance costs ..........................      (20,185)           (19,412)               --                 --
  Public offering proceeds, net ...........................           --                 --                --             95,000
  Issuance of common stock ................................           --             44,015                --                 --
  Proceeds from stock options exercised ...................           --                 --               999                 95
  Payment of deferred offering costs ......................           --                 --                --               (826)
  Purchase of treasury stock ..............................           --                 --                --             (8,864)
  Proceeds from sales under stock purchase plans ..........           --                 --                --                290
                                                               ---------          ---------          --------          ---------
        Net cash provided by financing activities .........       78,365            337,643            36,851             78,742
                                                               ---------          ---------          --------          ---------
        Net increase (decrease) in cash and cash
          equivalents .....................................       81,211             27,926             1,883             (1,738)

Cash and cash equivalents at the beginning of period ......       27,926                 --             1,698              3,436
                                                               ---------          ---------          --------          ---------
Cash and cash equivalents at the end of period ............    $ 109,137          $  27,926          $  3,581          $   1,698
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

      Impact of new accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring than all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

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

(13) Selected Quarterly Financial Data (Unaudited)

                                                        ($ in thousands)
                                                  Predecessor                        Company
                                                  -----------                        -------
                                                                                  For the Period
                                                                                   May 29, 1997
                                                                                      Through
                                    First           Second            Third         December 31,
Year Ended December 31, 1997       Quarter          Quarter          Quarter          1997 (b)
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
                                 ===========      ===========      ===========      ===========

                                    First           Second            Third           Fourth
Year Ended December 31, 1998       Quarter          Quarter         Quarter(c)        Quarter
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

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Shareholder of Palmer Wireless Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Palmer Wireless Holdings Inc. and Subsidiaries (A Delaware Corporation) as of December 31, 1998 and 1997 and the related statements of operations, retained earnings (accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Palmer Wireless Holdings Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Palmer Wireless Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholder's equity (accumulated deficit) and cash flows for the year ended December 31, 1996 of Palmer Wireless Holdings, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Palmer Wireless Holdings, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                   KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                         PALMER WIRELESS HOLDINGS, INC.

                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                     December 31,        December 31,
                                                                         1998                 1997
                                                                         ----                 ----
                             ASSETS
Current assets:
  Cash and cash equivalents .................................        $   109,137         $    27,926
  Restricted cash ...........................................             79,081                  --
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,596 in 1998 and $818 in 1997 .............             20,508              15,940
  Receivable from other cellular carriers ...................              2,282               3,902
  Prepaid expenses and deposits .............................                303                 902
  Inventory .................................................              3,940               1,280
  Deferred income taxes .....................................              1,383               5,402
                                                                     -----------         -----------
    Total current assets ....................................            216,634              55,352
Property and equipment:
  Land and improvements .....................................              6,767               6,438
  Buildings and improvements ................................              8,831               8,561
  Equipment, communication systems, and furnishings .........            153,550             140,381
                                                                     -----------         -----------
                                                                         169,148             155,380
  Less accumulated depreciation and amortization ............             24,320               4,239
                                                                     -----------         -----------
    Net property and equipment ..............................            144,828             151,141
Licenses and goodwill, net of accumulated amortization of
  $29,117 in 1998 and $6,016 in 1997 ........................            876,952             918,488
Other intangible assets and other assets, at cost less
accumulated amortization of $1,671 in 1998 and
  $818 in 1997 ..............................................             25,320              19,498
                                                                     -----------         -----------
     Total assets ...........................................        $ 1,263,734         $ 1,144,479
                                                                     ===========         ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt ....................        $        --         $     2,812
  Payable to Price Communications Corporation ...............              1,151               2,328
  Accounts payable ..........................................             13,168              13,059
  Accrued interest payable ..................................             11,779              11,361
  Accrued salaries and employee benefits ....................              2,656               2,324
  Other accrued liabilities .................................              8,448              16,031
  Deferred revenue ..........................................              5,535               3,755
  Customer deposits .........................................                921                 602
                                                                     -----------         -----------
    Total current liabilities ...............................             43,658              52,272
Obligation of Parent  .......................................            700,000             610,188
Obligation of Price Communications, Cellular Holdings, Inc. .            209,432              80,112
Accrued income taxes--long term .............................             22,775              50,491
Deferred income taxes .......................................            290,370             308,901
Minority interests ..........................................              9,530               7,352
Stockholder's equity (deficit)
  Class A Common Stock par value $.01 per share; 1,000 shares                 --                  --
     authorized, and issued
  Additional paid-in capital ................................             31,391              31,391
  Retained earnings (accumulated deficit) ...................            (43,422)              3,772
                                                                     -----------         -----------
    Total stockholder's equity (deficit) ....................            (12,031)             35,163
                                                                     -----------         -----------
    Total liabilities and stockholder's equity (deficit) ....        $ 1,263,734         $ 1,144,479
                                                                     ===========         ===========

          See accompanying notes to consolidated financial statements.

                         PALMER WIRELESS HOLDINGS, INC.

                      Consolidated Statements of Operations
                                ($ in thousands)

                                                                  For the Years Ended December 31,
                                                               1998              1997              1996
                                                               ----              ----              ----
Revenue:
  Service ..........................................        $ 184,652         $ 175,488         $ 151,119
  Equipment sales and installation .................           12,677             9,961             8,624
                                                            ---------         ---------         ---------
    Total revenue ..................................          197,329           185,449           159,743
                                                            ---------         ---------         ---------
Operating expenses:
  Engineering, technical and other direct ..........           30,022            29,279            28,717
  Cost of equipment ................................           23,710            21,371            17,944
  Selling, general and administrative ..............           55,002            53,819            46,892
  Depreciation and amortization ....................           43,569            36,553            25,013
                                                            ---------         ---------         ---------
    Total operating expenses .......................          152,303           141,022           118,566
    Operating income ...............................           45,026            44,427            41,177
                                                            ---------         ---------         ---------
Other income (expense):
  Interest income ..................................            5,435             2,225                62
  Interest expense .................................          (82,945)          (48,890)          (31,524)
                                                            ---------         ---------         ---------
    Interest expense, net ..........................          (77,510)          (46.665)          (31,462)
  Other (expense) income, net ......................              (19)              223              (429)
                                                            ---------         ---------         ---------
    Total other expense ............................          (77,529)          (46.442)          (31,891)
                                                            ---------         ---------         ---------
    Income (loss) before minority interest
      share of income and income taxes .............          (32,503)           (2,015)            9,286
Minority interest share of income ..................           (2,178)            1,724            (1,880)
                                                            ---------         ---------         ---------
    Income (loss) before income tax expense
      (benefit) ....................................          (34,681)           (3,739)            7,406
Income tax benefit (expense) .......................           12,831               976            (2,724)
                                                            ---------         ---------         ---------
    Income (loss) before extraordinary item ........          (21,850)           (2,763)            4,682

Extraordinary item - Loss on early extinguishment of
debt (net of income tax benefit of $14,885) ........          (25,344)               --                --
                                                            ---------         ---------         ---------
          Net income (loss) ........................        $ (47,194)           (2,763)        $   4,682
                                                            ---------         ---------         ---------
Retained earnings at beginning of year .............        $   3,772         $   6,535         $   1,853
                                                            ---------         ---------         ---------
Retained earnings (accumlated deficit) at end
of year ............................................        $ (43,422)        $   3,772         $   6,535
                                                            =========         =========         =========

          See accompanying notes to consolidated financial statements.

                              PALMER WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                               For The Years Ended December 31,
                                                                1998         1997         1996
                                                                ----         ----         ----
Cash flows from operating activities:
  Net income (loss) ......................................   $ (47,194)   $  (2,763)   $   4,682
                                                             ---------    ---------    ---------

  Adjustments to reconcile net income (loss) to net cash
    provided by
    Operating activities:
    Depreciation and amortization ........................      43,569       36,553       25,013
    Minority interest share of income ....................       2,178        1,724        1,880
    Deferred income taxes ................................        (373)       1,485        1,855
       Extraordinary item ................................      40,229           --           --
    Interest deferred and added to long-term debt ........          --           --          355
    Interest deferred and added to obligation of parent ..       9,432        4,400           --
      company
    Payment of deferred interest .........................          --       (1,514)      (1,080)
    Amortization of deferred finance costs ...............       2,030           --           --
    Changes in current assets and liabilities:
      (Increase) decrease in trade and other accounts ....      (2,948)         597       (1,561)
        receivable
      (Increase) decrease in inventory ...................      (2,660)       3,258       (2,595)
      Increase (decrease) in accounts payable ............         109        2,208         (841)
      Increase (decrease) in accrued interest payable ....         418        9,020         (167)
      Increase (decrease) in accrued salaries and employee         332          (90)         165
        benefits
      (Decrease) increase in other accrued liabilities ...      (4,605)      (2,480)        (507)
      Increase (decrease) in deferred revenue ............       1,780       (1,042)         912
      Increase (decrease) in customer deposits ...........         319          (79)         134
      (Decrease) in accrued income tax long term .........     (27,716)      (2,675)          --
      Other ..............................................         671        1,502        1,885
                                                             ---------    ---------    ---------
      Total adjustments ..................................      62,765       52,867       25,448
                                                             ---------    ---------    ---------
        Net cash provided by operating activities ........      15,571       50,104       30,130
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures ...................................     (14,725)     (55,256)     (41,445)
  Increase in other asset ................................          --         (778)      (2,180)
  Proceeds from sales of property and equipment ..........          --          201            5
  Acquisition of Predecessor net assets ..................          --     (497,856)          --
  Purchase of cellular systems ...........................          --      (31,469)     (67,588)
  Proceeds from sales of cellular systems ................          --      193,799        2,452
  Collection of purchase price adjustment ................          --           --           --
  Purchases of minority interests ........................          --       (1,750)      (1,854)
    Distributions to minority interest ...................          --       (1,680)          --
    Cash return of escrow ................................       2,000           --           --
                                                             ---------    ---------    ---------
        Net cash used in investing activities ............     (12,725)     394,789     (110,610)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  (Repayments to) advances from Price Communications .....      (1,177)       2,328           --
Corporation
  Increase (decrease) in short term notes payable ........          --       (1,366)       1,366
  Repayment of long-term debt ............................    (518,112)    (388,782)    (108,319)
  Proceeds from long-term debt ...........................     725,000      736,712      100,000
    Segregation of restricted cash from proceeds of ......     (79,081)          --           --
      long-term debt
  Costs associated with early extinguishment of debt .....     (28,080)          --           --
  Payment of debt issuance costs .........................     (20,185)     (19,412)          --
  Cash received from parent for equity transactions                 --       45,014       85,695
        Net cash provided by financing activities ........      78,365      374,494       78,742
                                                             ---------    ---------    ---------
        Net increase (decrease) in cash and cash
          equivalents ....................................      81,211       29,809       (1,738)
Cash and cash equivalents at the beginning of period .....      27,926        1,698        3,436
                                                             ---------    ---------    ---------
Cash and cash equivalents at the end of period ...........   $ 109,137    $  31,507    $   1,698
                                                             =========    =========    =========

          See accompanying notes to consolidated financial statements.

                         PALMER WIRELESS HOLDINGS, INC.

                                ($ in thousands)

       Supplemental Schedule of Noncash Investing and Financing Activities

      During 1996, the Company increased the purchase obligations related to the final purchase price adjustment for the controlling interest in a non-wireline cellular telephone system purchased in 1991. This increase amounted to $899 and resulted in an increase in licenses.

      Acquisitions of non-wireline cellular telephone systems in 1996 and 1997:

                                                For the Years Ended December 31,
                                                      1997            1996
                                                      ----            ----
Cash payment .....................................   $31,469        $67,588
                                                     =======        =======
Allocated to:
     Fixed assets ................................     3,197          5,678
     Licenses and goodwill .......................    27,738         61,433
     Deferred income taxes .......................        --             --
     Current assets and liabilities, net .........       534            477
                                                     -------        -------
                                                     $31,469        $67,588
                                                     =======        =======

                Supplemental disclosure of cash flow information
                        For the Years Ended December 31,

                                             1998         1997           1996
                                             ----         ----           ----

Income taxes paid (received), net .....    $    728     $   (776)      $  1,591
                                           ========     ========       ========
Interest paid .........................    $ 81,379     $ 35,026       $ 29,733
                                           ========     ========       ========

          See accompanying notes to consolidated financial statements.

                         PALMER WIRELESS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

      Organization and Acquisition

      Palmer Wireless Holdings, Inc. (the "Company") was incorporated in March 1995. It was the wholly-owned subsidiary of Palmer Wireless, Inc.

            Price Communications Wireless, Inc. ("PCW"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer" or the "Company").

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

      Basis of Presentation

      For financial reporting purposes, the Company revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of Palmer's Common Stock, a process generally referred to as "push down" the accounting. As of December 31, 1997 the consolidated financial statements reflect an allocation of the purchase price to the assets acquired and liabilities assumed including $12.5 million of purchase reserves. The preliminary allocation of the purchase price resulted in licenses of approximately $924.5 million on the balance sheet, which are being amortized on a straight-line basis over a period of 40 years. During 1998, approximately $2.3 million of unused purchase reserves were reversed against the value of the licenses established at the end of 1997. In addition, during 1998, the allocation was finanized resulting in an allocation of approximately $906.0 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting.

                          PALMER WIRELESS HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany accounts and transactions. The financial statements also include the cash (Restricted cash) and debt of Holdings, (Obligation of PCW's parent company) which funded a portion of the acquisition of Palmer and is indirectly guaranteed by the assets of the Company.

            The Company is a Delaware corporation and was incorporated in March, 1995. At December 31, 1996, Palmer Communications Incorporated ("PCI") owned 61 percent of the Company's outstanding stock and had 75 percent of its voting rights and therefore the Company was a subsidiary of PCI.

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

            The Company is owned 100% by its Parent, Price Communications Wireless, Inc. The Company is the direct oener of all of the operating subsidiaries.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

            Cash and Cash Equivalents

            The Company considers cash and repurchase agreements with a maturity of three months or less to be cash equivalents.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                          PALMER WIRELESS HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Income Taxes

            The Company accounts for income taxes under the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Interest Rate Swap Agreements

            The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

      Revenue Recognition

            Service revenue includes local subscriber revenue and outcollect roaming revenue.

                          PALMER WIRELESS HOLDINGS, INC

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

      Impact of new accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.


(2)   Trade Accounts Receivable

     The Company grants credit to its customers. Substantially all of the customers are residents of the local areas served. Generally, service is discontinued to customers whose accounts are 60 days past due.

                          PALMER WIRELESS HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The activity in the Company's allowance for doubtful accounts for the years ended December 31, 1996, December 31, 1997 and December 31, 1998 consisted of the following ($ in thousands):

                                                                                Allowances at
                                              Balance at        Charged           Dates of
                                              Beginning            To            Acquisitions      Deductions, Net       Balance at
                                              of Period         Expenses        (Dispositions)      of Recoveries      End of Period
      Year ended December 31, 1996 .......     $ 1,880           $ 3,946           $ 1,270             $(5,305)            $ 1,791
                                               =======           =======           =======             =======             =======

      Year ended December 31, 1997 .......     $ 1,791           $ 4,816           $   (59)            $(5,730)            $   818
                                               =======           =======           =======             =======             =======

      Year Ended December 31, 1998 .......     $   818           $ 5,716           $   ---             $(4,938)            $ 1,596
                                               =======           =======           =======             =======             =======

(3)   Other Accrued Liabilities

      Other accrued liabilities at December 31, 1998 and 1997 consisted of the following:

                                                             1998          1997
                                                             ----          ----
                                                              ($ in thousands)
      Accrued telecommunications expenses ..........       $ 1,861       $ 2,176
      Accrued local taxes ..........................         1,368           888
      Accrued severance payments ...................            --         6,155
      Accrued shutdown costs of
      certain facilities ...........................            --         3,818
      Other ........................................         5,219         2,994
                                                           -------       -------
                                                           $ 8,448       $16,031
                                                           =======       =======

(4)   Acquisitions and Purchase of Licenses

      On June 20, 1996, the Company acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-1 RSA for an aggregate purchase price of $31.6 million. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27.9 million of the purchase price was allocated to licenses.

      On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-6 RSA for an aggregate purchase price of $36.0 million. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $33.5 million of the purchase price was allocated to licenses.

                          PALMER WIRELESS HOLDINGS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 31, 1997, a majority-owned subsidiary of the Company acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA for an aggregate purchase price of $31.5. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27.7 of the purchase price was allocated to licenses.

(5)   Pro Forma Information

      The following unaudited pro forma condensed consolidated financial information was prepared assuming (i) the purchase by PCC occurred on January 1, 1996, (ii) the acquisitions of the licenses had occurred on January 1, 1996 (See
Note 4) and (iii) the Ft. Myers Sale and Georgia Sale occurred on January 1,
1996.

      Proforma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1997             1996
                                                       ----             ----
                                                        ($ in thousands)
                                                           Unaudited
      Total Revenue ........................        $ 161,468         $ 145,643
                                                    =========         =========
      Loss Before Income Taxes .............        $ (51,532)        $ (54,529)
                                                    =========         =========
      Net Loss .............................        $ (43,911)        $ (48,895)
                                                    =========         =========

(6)   Obligation of Parent and Price Communications Holdings, Inc.

      Obligation of parent consists of the following:

                                                                December 31,
                                                                ------------
                                                              ($ in thousands)
                                                              ----------------
                                                             1998            1997
                                                             ----            ----
      Credit agreement .............................      $     --         $438,000
      11.75% Senior Subordinated Notes .............       175,000(b)       175,000(b)
      9.125% Senior Secured Notes ..................       525,000(c)            --
                                                          --------         --------
                                                                            613,000
      Less current installments ....................            --            2,812
                                                          --------         --------
      Obligation of Parent .........................      $700,000         $610,188
                                                          ========         ========
      Obligation of Price Communications Holdings,
        Inc. .......................................      $209,432(d)      $ 80,112(d)
                                                          ========         ========

(a) In October 1997, PCW entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525.0 million. The Credit Agreement included a $325.0 million term loan facility and a $200.0 million revolving credit facility. The term loan facility was comprised of tranche A loans of up to $100.0 million which were to mature on September 30, 2005, and tranche B term loans of up to $225.0 million, which were to mature on September 30, 2006. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, as the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75 for Euro-Dollar rate loans and (y) 1.75% for base rate loans.

                          PALMER WIRELESS HOLDINGS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1997, the Company had outstanding seven interest rate swap agreements and one interest rate cap agreement having a total notional value of $370.0 million. All interest rate swap contracts were liquidated as of December 31, 1998. Included in the extraordinary item is approximately $3.7 million (net of taxes) of additional expense relating to the liquidation of these contracts.

(b) In July 1997, PCW issued $175.0 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of the 11.75% Notes approximated $166.3 million as of December 31, 1998.

(c) In June 1998, PCW issued $525.0 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15,1998. The 9.125% notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds of the notes were used to retire the outstanding indebtedness under the credit facility. The fair market value of the notes approximated $535.5 million as of December 31, 1998.

(d) In August 1997, Holdings issued 153,400 units, consisting of Notes and warrants of PCC (the "Warrants"), in exchange for $80.0 million. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock of PCC shall equal or exceed certain levels.

            In August 1998, Holdings redeemed all its outstanding 13.5% Senior Secured Discount Notes due 2007 (the "13.5% Notes"). The notes were redeemed at the redemption price per $1,000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, Holdings was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company's Parent financed the redemption out of the proceeds of a new $200.0 million Holdings offering of 11.25% Senior Exchangeable Payable-in-Kind Notes ("the Payable-in-Kind Notes") due 2008. Cash interest will begin to accrue on the Payable-in-Kind Notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999 Holdings may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%. In the event the daily high price of PCC's common stock equals or exceeds 115.0% of the Exchange Price for 10 out of 15 consecutive trading days, each outstanding note will be mandatorily exchanged for shares of PCC common stock, par value $.01 per share on the fifth trading day immediately succeeding such 10th trading day (unless Holdings elects on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate this mandatory provision). The current exchange price is $16 per share after giving effect to the 2 for 1 stock split in September 1998 and the 5 for 4 stock split in January 1999. The accompanying Balance Sheet includes $79.1 million of restricted cash which is reflected on the Company's balance sheet. The Company cannot use cash to fund its operations.

            The accompanying Balance Sheets includes $209.4 million and $80.1 million at December 31, 1998 and 1997 respectively (including accrued interest) of the 11.25% notes and the 13.5% notes which are obligations of Holdings and are included in the Balance Sheets solely pursuant to "push down" accounting rules. The carrying value approximates fair value as of December 31, 1998.

(7)   Extraordinary Item

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

                          PALMER WIRELESS HOLDINGS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   Income Taxes

      Components of income tax expense (benefit) consist of the following:

                                                           ($ in thousands)
                                                 Federal         State          Total
                                                 -------         -----          -----
            Year ended December 31, 1996:
                 Current ..................      $     --       $    869       $    869
                 Deferred .................         1,795             60          1,855
                                                 --------       --------       --------
                                                 $  1,795       $    929       $  2,724
                                                 ========       ========       ========

            Year ended December 31, 1997
                 Current ..................      $ (2,244)      $   (218)      $ (2,462)
                 Deferred .................        (1,437             29          1,486
                                                 --------       --------       --------
                                                 $   (807)      $   (189)      $   (976)

            Year ended December 31, 1998
                 Current ..................      $ (3,355)      $   (531)      $ (3,886)
                 Deferred .................        (7,713)        (1,232)        (8,945)
                                                 --------       --------       --------

                                                 $(11,068)      $ (1,763)      $(12,831)
                                                 ========       ========       ========

      The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:


                                                            Year Ended       Year Ended      Year Ended
                                                           ------------     ------------    ------------
                                                           December 31,     December 31,    December 31,
                                                           ------------     ------------    ------------
                                                              1998              1997            1996
                                                              ----              ----            ----
      Statutory United States federal tax rate ..            (34.0)%           (34.0)%          34.0%
      License amortization not deductible for tax               --                --            32.5
      Net operating loss carryforwards ..........               --                --           (42.8)
      State taxes ...............................             (3.6)             (3.6)            8.3
      Non deductible interest expense ...........               --              10.2              --
      Other .....................................               .6               1.3             4.8
                                                             -----             -----            ----
           Consolidated effective tax rate ......            (37.0)%           (26.1)%          36.8%
                                                             =====             =====            ====

                         PALMER WIRELESS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 1997, the Company recorded an additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions. The components of the deferred income tax assets and liabilities are as follows:

                                                          ($ in thousands)
                                                        1998             1997
                                                        ----             ----
      Deferred tax assets:
           Allowance for doubtful accounts .....      $     591       $     327
           Inventory reserve ...................            133             144
           Deferred revenue ....................             --             400
           Nondeductible accruals ..............          4,149           6.495
           Net operating loss carryforwards ....         29,320           3,560
           Valuation allowance .................        (29,320)         (3,560)
                                                      ---------       ---------
                Total deferred tax assets ......          4,873           7,366
                                                      ---------       ---------
      Deferred tax liabilities:
           Accumulated depreciation ............        (12,808)         (8,559)
           Licenses ............................       (281,052)       (302,306)
                                                      ---------       ---------
                Total deferred tax liabilities..       (293,860)       (310,865)
                                                      ---------       ---------
                Deferred tax liability, net ....      $(288,987)      $(303,499)
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

                         PALMER WIRELESS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Related Party Transactions

      On January 1, 1997 the Company purchased a building and certain towers from PCI for $6.2 million. These assets were previously leased from PCI.

      Concurrently with the Offering and the Exchange, the Company and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $534,000 and $88,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are included as a reduction of selling, general and administrative expenses.

      Concurrently with the Offering and the Exchange, the Company and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $120,000 and $97,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are included in selling, general and administrative expenses.

      PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participated in this plan and was allocated 401(k) retirement and matching expense of $696,000 and $544,000 for the year ended December 31, 1996, and the nine months ended September 30, 1997, respectively.

(10)  Commitments and Contingencies

      Leases

            The Company occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

            Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                                                                ($ in thousands)
      Year ending December 31:
        1999 ..................................................      $2,807
        2000 ..................................................       2,244
        2001 ..................................................       1,764
        2002 ..................................................       1,233
        2003 ..................................................         710
        Later years through 2013...............................       1,120
                                                                     ------
          Total minimum lease payments.........................      $9,878
                                                                     ======

            Rent expense for the Company was $2,928 for the year ended December 31, 1998 and $806 for the period from May 29, 1997 to December 31, 1997 and for the Company was $3,123, and $3,551 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively, of which $278 was paid to related parties for 1996.

      Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

                         PALMER WIRELESS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Selected Quarterly Financial Data (Unaudited)

                                                                                       ($ in thousands)

                                                              First               Second               Third                Fourth
      Year Ended December 31, 1997                           Quarter              Quarter             Quarter(c)            Quarter
                                                             -------              -------             ----------            -------
      Total Revenue ................................        $ 44,683             $ 48,545             $ 48,508             $ 43,713
                                                            ========             ========             ========             ========
      Operating Income .............................        $  9,805(a)          $ 13,022(a)          $ 12,984(a)          $  8,616
                                                            ========             ========             ========             ========
      Net Income (Loss) ............................        $  1,177             $  2,523             $  2,389             $ (8,852)
                                                            ========             ========             ========             ========

                                                              First               Second               Third                Fourth
      Year Ended December 31, 1998                           Quarter              Quarter             Quarter(c)            Quarter
                                                             -------              -------             ----------            -------
      Total Revenue ................................        $ 43,275             $ 48,918             $ 51,920             $ 53,216
                                                            ========             ========             ========             ========
      Operating Income .............................        $  7,923             $ 11,035             $ 12,065             $ 14,003
                                                            ========             ========             ========             ========
      Net Income (Loss) ............................        $ (6,571)            $(10,810)            $(21,777)            $ (8,036)
                                                            ========             ========             ========             ========

(a) Certain reclassifications were made to conform to the fourth quarter presentation.

(b) The decrease in operating income in the fourth quarter is a result of customer acquisition costs, including advertising, commissions and phone discounts, related to Holiday sales (consistent with prior years), the Fort Myers Sale, and amortization of the additional license recorded in connection with the Merger. The net loss is due to these reasons as well as the interest expense on debt incurred to fund the Acquisition

(c) The increase in net loss is principally a result of the extraordinary loss associated with the early extinguishment of debt.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Cellular Systems of Southeast Alabama, Inc.:

            We have audited the accompanying balance sheets of Cellular Systems of Southeast Alabama, Inc. (A Delaware Corporation) and Subsidiary as of December 31, 1998 and 1997 and the related statements of operations and retained earnings (accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Cellular Systems of Southeast Alabama, Inc and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cellular Systems of Southeast Alabama, Inc.:

            We have audited the accompanying consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the year ended December 31, 1996 of Cellular Systems of Southeast Alabama, Inc. and subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows OF Cellular Systems of Southeast Alabama, Inc. and subsidiary for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                   KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                     December 31,
                                                                     ------------
                                                                    1998       1997
                                                                    ----       ----
                               Assets
Current Assets:
 Cash                                                           $    57     $    88
 Trade accounts receivable, less allowance for doubtful
  accounts of $30 in 1998 and $28 in 1997                         1,618       1,025
 Inventory                                                          120          37
 Other current assets                                                 8          20
                                                                -------------------

       Total current assets                                       1,803       1,170
                                                                -------------------

Property and equipment:
 Land and land improvements                                         356         355
 Buildings and leasehold improvements                               196         187
 Equipment and furnishings                                          324         324
 Cellular equipment                                               5,456       4,451
                                                                -------------------
                                                                  6,332       5,317
 Less accumulated depreciation and amortization                     776          65
                                                                -------------------
       Net property and equipment                                 5,556       5,252
Licenses and other intangibles, less accumulated
 amortization of $1,576 in 1998 and $330 in 1997                 47,368      50,109
                                                                ===================
                                                                $54,727     $56,531
                                                                ===================

                Liabilities and Stockholder's Equity
Current liabilities:
 Accrued salaries and benefits                                  $    23     $    66
 Other accrued expenses                                             125          90
 Deferred revenue                                                   427         176
 Customer deposits                                                   53          23
                                                                -------------------

       Total current liabilities                                    628         355
Deferred income taxes                                            17,895      16,944
Advances from affiliates                                          4,717       6,222
                                                                -------------------

       Total liabilities                                         23,240      23,521
                                                                -------------------

Commitments and contingencies
Stockholder's equity:
  Common stock, par value $.01 per share
    Class A, authorized and issued 5,001 shares                      --          --
    Class B, authorized and issued 4,999 shares                      --          --
    Class C, authorized 90,000 shares, none issued                   --          --
  Additional paid-in capital                                      30,343     32,788
  Retained earnings                                                1,144        222
                                                                -------------------
      Total stockholder's equity                                  31,487     33,010
                                                                --------    -------
                                                                $ 54,727    $56,531
                                                                ===================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                    Consolidated Statements of Operations and
                    Retained Earnings (Accumulated Deficit)
                                ($ in thousands)

                                                                  Years Ended
                                                                  December 31,
                                                       ------------------------------------
                                                          1998        1997           1996
                                                          ----        ----           ----
Revenue:
  Service revenue                                      $ 12,398     $ 10,113       $  9,337
  Equipment sales and installation                        1,093          608            452
                                                       ------------------------------------

    Total revenue                                        13,491       10,721          9,789
                                                       ------------------------------------

Operating expenses:
  Engineering, technical and other direct service         4,638        2,976          2,675
  Cost of equipment                                       1,654        1,035            774
  Sales and marketing                                       820          605            444
  General and administrative                              2,502        2,245          2,169
  Depreciation and amortization                           1,975          930            445
                                                       ------------------------------------

    Total operating expenses                             11,589        7,791          6,507
                                                       ------------------------------------

    Operating income                                      1,902        2,930          3,282
Other expense                                                --            2             --
Interest expense                                            438          657            787
                                                       ------------------------------------

    Net income before taxes                               1,464        2,271          2,495
    Provision for taxes                                     542           68             --
                                                       ------------------------------------
    Net income                                              922        2,203          2,495
Retained earnings (accumulated deficit) at
  beginning of year                                         222       (1,981)        (4,476)
                                                       ------------------------------------
Retained earnings (accumulated deficit) at
  end of year                                          $  1,144     $    222       $ (1,981)
                                                       ====================================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                          -----------------------------------
                                                            1998          1997         1996
                                                            ----          ----         ----
Cash flows from operating activities:
  Net income                                              $   922       $ 2,203       $ 2,495
                                                          -----------------------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           1,975           930           445
    Deferred taxes                                           (386)         (107)           --
    (Increase) decrease in trade accounts receivable         (593)          143           (46)
    (Increase) decrease in inventory                          (83)          118            34
    Decrease (increase) in other current assets                12            (9)           (2)
    Decrease in accrued expenses                               (8)          (17)          (40)
    Decrease in accrued interest due to affiliates             --            --        (1,900)
    Increase (decrease) in deferred revenue                   251           (86)           20
    Increase (decrease) in customer deposits                   30            (4)           11
                                                          -----------------------------------

      Total adjustments                                     1,198           968        (1,478)
                                                          -----------------------------------

      Net cash provided by operating activities             2,120         3,171         1,017

Cash flows from investing activities:
  Purchases of intangibles                                     --          (589)           --
  Purchases of property and equipment                      (1,015)       (1,832)       (1,059)
                                                          -----------------------------------

      Net cash used in investing activities                (1,015)       (2,421)       (1,059)

Cash flows from financing activities:
 Decrease in advances from affiliates, net                 (1,136)         (688)           --
                                                          -----------------------------------
      Net (decrease) increase in cash                         (31)           62           (42)
Cash at beginning of year                                      88            26            68
                                                          -----------------------------------
Cash at end of year                                       $    57       $    88       $    26
                                                          ===================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                  $   438       $   657       $ 2,687
                                                          ===================================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Corporate Information

            Cellular Systems of Southeast Alabama (the "Company") was formed on October 7, 1987, and its wholly owned subsidiary, Dothan Cellular Telephone Company, Inc., was formed on June 7, 1988, to operate the non-wireline cellular telephone system in the Dothan, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated (Palmer) acquired an interest in the outstanding stock of Cellular Systems of Southeast Alabama, Inc. on December 20, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Cellular Systems of Southeast Alabama, Inc. and subsidiary (the Company) to Palmer Cellular Partnership (PCP). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

            In March of 1995, Palmer Wireless, Inc. (PWI) issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc.("Holdings"), which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Company's subsidiary is the 100% owner of Price Communications Wireless III, Inc., the license holder for the Dothan MSA.

            Basis of Presentation

            PWI owned approximately 92.3% of the Company at December 31, 1996. The accompanying 1996 Consolidated Financial Statements have been prepared on the basis of historical cost. The assets of the Company were not revalued in connection with the acquisition by Palmer or the subsequent transfers to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Company earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Roamer revenue represents revenue earned by the Company for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            Since March of 1995 through September 30, 1997 the Company was included in the consolidated income tax return of PWI, and for the period October 1, 1997 through December 31, 1997 and for the year ended December 31, 1998, the tax return of PCC. Through the Company's tax sharing arrangement with its parent, the Company computes its current and deferred income taxes based on the separate return method for financial statement purposes. During 1998, the available carryforward loss of $1.4 million was fully utilized.

2)    Related Party Transactions

            The Company has various agreements with its parent whereby the Company is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement also provides for reimbursement of certain out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Company as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Company based on the parent's estimate of its time spent managing the Company.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

2)    Related Party Transactions (Continued)

            Reciprocal roaming revenue and cost: The Company enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Company's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Company's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                     For the
                                   Years Ended
                                  December 31,
                               1998    1997     1996
                           --------------------------

       Management Fee          $674    $536     $489
       Construction Fee           0       0       96
       Operating Expenses       938     896      895
       Switching Service        255     205      175
       Billing Service          509     409      350
       Roaming Revenue          550     378      245
       Roaming Cost           2,020   1,298      755
       401(k) Match              14       8       15
       Interest expense         438     656      787

3)    Income Taxes

            The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

3)    Income Taxes (Continued)

            There were no deferred tax assets as of December 31, 1998 and December 31, 1997. Income tax expense for the years ended December 31, 1998, 1997 and 1996 differs from the "expected" income tax expense computed by applying the United States federal income tax rate of 34 percent for these respective periods due to the utilization of net operating loss carryforwards. For the years ended December 31,1998 and December 31, 1997 the current provision amounted to $928 and $2,253, respectively, and the deferred benefit amounted to $(386) and $(777), respectively. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses and additional depreciation for tax purposes on property and equipment.

4)    Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors. The Company is involved in various claims and legal action arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Company, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expense under these noncancelable leases amounted to $44, $42 and $40 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $11 was paid to a related party in 1996. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                  Year ending December 31:

                  1999                                $ 49
                  2000                                  37
                  2001                                  37
                  2002                                  31
                  2003 and thereafter                   50
                                                      ----
                                                      $204
                                                      ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Albany Cellular Partners:

            We have audited the accompanying consolidated balance sheets of Albany Cellular Partners (A Georgia Partnership) and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Albany Cellular Partners and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners
Albany Cellular Partners:

            We have audited the accompanying consolidated statements of operations, partners' equity and cash flows for the year ended December 31, 1996 of Albany Cellular Partners and subsidiary (a Georgia Partnership). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Albany Cellular Partners and subsidiary (a Georgia Partnership) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                   KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                         December 31,
                                                                       1998        1997
                                                                       ----        ----
                                     Assets
Current Assets:
  Cash                                                               $   161      $   111
  Trade accounts receivable, less allowance for doubtful
    accounts of $77 in 1998 and $70 in 1997                            2,063        1,665
  Inventory                                                              280          144
  Other current assets                                                    14           17
                                                                     --------------------

      Total current assets                                             2,518        1,937
                                                                     --------------------

Property and equipment:
  Land and land improvements                                             123           97
  Buildings and leasehold improvements                                   279          277
  Equipment and furnishings                                              772          662
  Cellular equipment                                                   8,520        6,999
                                                                     --------------------
                                                                       9,694        8,035
  Less accumulated depreciation and amortization                       1,368          290
                                                                     --------------------
      Net property and equipment                                       8,326        7,745
                                                                     --------------------

License and other intangibles, less accumulated amortization of
  $2,444 in 1998 and $489 in 1997                                     74,209       77,828
                                                                     --------------------
                                                                     $85,053      $87,510
                                                                     ====================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                      $    53      $   141
  Other accrued expenses                                                 231          121
  Deferred revenue                                                       651          329
  Customer deposits                                                       58           45
                                                                     --------------------

      Total current liabilities                                          993          636
Deferred income taxes                                                 11,759       10,206
Advances from affiliates                                              32,023       32,250
                                                                     --------------------

      Total liabilities                                               44,775       43,092
Commitments and contingencies
Partners' equity                                                      40,278       44,418
                                                                     --------------------

                                                                     $85,053      $87,510
                                                                     ====================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)

                                                                       Years Ended
                                                                       December 31,
                                                          --------------------------------------
                                                            1998           1997           1996
                                                            ----           ----           ----
Revenue:
  Service revenue                                         $ 18,498       $ 14,737       $  6,542
  Equipment sales and installation                           1,121            794            409
                                                          --------------------------------------

      Total revenue                                         19,619         15,531          6,951
                                                          --------------------------------------

Operating expenses:
  Engineering, technical and other direct                    6,301          4,204          1,874
  Cost of equipment                                          2,117          1,597            742
  Sales and marketing                                        1,786          1,405            467
  General and administrative                                 4,407          3,959          1,843
  Depreciation and amortization                              3,080          1,859            445
                                                          --------------------------------------

      Total operating expenses                              17,691         13,024          5,371
                                                          --------------------------------------

      Operating income                                       1,928          2,507          1,580

Interest expense                                             3,215          3,022              8
                                                          --------------------------------------

      Net income (loss) before income taxes                 (1,287)          (515)         1,572
Income tax benefit                                             476             64             --
                                                          --------------------------------------

      Net income (loss)                                   $   (811)      $   (451)      $  1,572
                                                          ======================================

      Consolidated Statements of Partners' Equity

Balance at December 31, 1996                                                               6,269
Net (loss)                                                                                  (350)
"Push-down" of Price Communications
  Wireless, Inc.'s acquisition price                                                      38,600
                                                                                        --------
Balance at December 31, 1997                                                              44,418
Adjustment for "push down" of Price Communications
  Wireless, Inc.'s acquisition price                                                      (3,256)
Net (loss)                                                                                  (811)
                                                                                        --------
Balance at December 31, 1998                                                            $ 40,351
                                                                                        ========

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                         Years Ended
                                                                        December 31,
                                                            -------------------------------------
                                                               1998         1997           1996
                                                               ----         ----           ----
Cash flows from operating activities:
  Net income (loss)                                         $   (811)     $   (451)      $  1,572
                                                            -------------------------------------

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                              3,080         1,859            445
    Deferred income taxes                                       (506)          (64)            --
    Loss on sale of property and equipment                         2
    (Increase) decrease in trade accounts receivable            (398)          121             (4)
    (Increase) decrease in inventory                            (137)          237            (84)
    Decrease (increase) in other current assets                    4            (9)            --
    Increase (decrease) in accrued expenses                       22          (176)           (85)
    Increase (decrease) in deferred revenue                      322          (170)            35
    Increase in customer deposits                                 13             6              9
                                                            -------------------------------------
    Total adjustments                                          2,402         1,804            318
                                                            -------------------------------------
    Net cash provided by operating activities                  1,591         1,353          1,890
                                                            -------------------------------------

Cash flows from investing activities:
  Purchase of cellular system                                     --       (31,260)            --
  Purchases of intangibles                                        --          (138)            --
  Purchases of property and equipment                         (1,676)       (1,987)        (1,427)
                                                            -------------------------------------

    Net cash used in investing activities                     (1,676)      (33,385)        (1,427)
                                                            -------------------------------------

Cash flows from financing activities:
  Increase (decrease) in advances from affiliates, net           137        32,098           (451)
                                                            -------------------------------------
    Net increase in cash                                          52            66             12
Cash at beginning of year                                        111            45             33
                                                            =====================================
Cash at end of year                                         $    163      $    111       $     45
                                                            =====================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $  3,215      $  3,022       $      8
                                                            =====================================

Supplemental disclosure of noncash investing and financing activities:
      During 1996, the Partnership transferred certain property and equipment with an original cost of $8 and a depreciated cost of $4 to Palmer Wireless, Inc. and affiliates by decreasing the advances from Palmer Wireless, Inc. and affiliates. No gains or losses were recognized on the transfers.

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997, and 1996

1)          Summary of Significant Accounting Policies

            Partnership Operations

            Albany Cellular Partners (the "Partnership") was formed on December 21, 1987, and its wholly owned subsidiary, Cellular Dynamics Telephone Company of Georgia, was formed on September 17, 1987, to operate the non-wireline cellular telephone system in the Albany, Georgia, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding Partnership interest in the Partnership on December 2, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interest. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless, Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings"), which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The partnership's subsidiary is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

            Basis of Presentation

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The consolidated financial statements include the accounts of the Partnership and its subsidiary. All significant intercompany balances and transactions have been eliminated.

            The consolidated financial statements of the Partnership do not include the assets and liabilities of the partners.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Airtime revenue is recognized when the services re rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Operating Expenses -Engineering, Technical and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            The Consolidated Financial Statements prior to the adjustment of the value of the licenses made no provision for income taxes, as gains and losses of the Partnership are included in the income tax returns of the individual partners. At December 31, 1998, the Partnership's subsidiary had approximately $5.9 million in net operating loss carryforwards for federal income tax purposes. These net operating loss carry-forwards will expire from 2005 through 2009.

            The Partnership's subsidiary accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1996 the Partnership's subsidiary had approximately $.4 million of deferred tax assets, net, which have been offset by a valuation allowance. The valuation allowance decreased by approximately $.6 million in 1996. At December 31,1998 and December 31, 1997 the Consolidated Balance Sheets include a net deferred tax liability principally as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997. This difference is being amortized over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax credit for the years ended December 31, 1998 and 1997.

2)    Pro-Forma Information

            Acquisition of license

            On February 1, 1997 the Partnership acquired the assets and license to operate the non-wireline cellular system serving the Georgia Rural Service Area Market No. 383, otherwise known as GA-13 RSA for a total cash purchase price of approximately $31.3 million. This acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, approximately $27.7 million was allocated to license.

            The following unaudited pro-forma information condensed consolidated financial information was prepared assuming the Partnership acquired the GA-13 RSA as of January 1, 1996. The pro-forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future:

                                                      Unaudited ($ in thousands)
                                                      --------------------------
                                                             Years Ended
                                                             December 31,
                                                         1997            1996
                                                         ----            ----
      Total Revenue                                    $ 16,271       $ 15,927
      Net Income (loss)                                $   (497)      $    878
                                                       ========       ========

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

3)    Partners' Equity

            In accordance with the Partnership agreement, the partners' proportionate share of cash distributions from current operations and net income or loss is calculated by dividing the partner's capital contribution by total partners' capital contributions.

            The allocation to the partners of gain or loss arising from the sale of property will be in the same proportion as they share net income or net loss of the Partnership.

4)    Related Party Transactions

            The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities for various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Partnership. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement also provides for the reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the partnership as out-of-pocket costs Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

4)    Related Party Transactions (Continued)

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                          For the
                                                        Years Ended
                                                        December 31,
                                               1998        1997        1996
                                           -------------------------------------
      Management Fee                          $  981      $  777      $  348
      Construction Fee                             0           0         130
      Operating Expenses                       1,459       1,327         690
      Switching Service                          393         326         129
      Billing Service                            786         620         257
      Roaming Revenue                          1,464         702         516
      Roaming Cost                             2,798       1,298         568
      401(k) Match                                20          16          17
      Interest expense                         3,215       3,022           8

5)          Commitments and Contingencies

            The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors. The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's Consolidated Financial Statements.

6)          Leases ($ in thousands)

            The Partnership, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expense under these noncancelable leases was $243, $230, and $66 for the years ended December 31, in 1998,1997 and 1996, respectively. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                     Year ending December 31:
                     1999                          $ 235
                     2000                            180
                     2001                            127
                     2002                             15
                     2003                              4
                                                   -----
                                                   $ 561
                                                   =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Cellular Dynamics Telephone Company of Georgia

            We have audited the accompanying balance sheets of Cellular Dynamics Telephone Company of Georgia (A Georgia Corporation) and Subsidiary as of December 31, 1998 and 1997 and the related statements of operations and retained earnings ( accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Cellular Dynamics Telephone Company of Georgia and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cellular Dynamics Telephone Company of Georgia:

      We have audited the accompanying consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the year ended December 31, 1996 of Cellular Dynamics Telephone Company of Georgia. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Cellular Dynamics Telephone Company of Georgia for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ KPMG PEAT MARWICK LLP
                                                --------------------------------
                                                    KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                                 December 31,
                                                                              1998          1997
                                                                            -----------------------
                                     Assets
Current Assets:
  Cash                                                                      $    161       $    111
  Trade accounts receivable, less allowance for doubtful
    accounts of $77 1998 and $70 in 1997                                       2,063          1,665
  Inventory                                                                      280            144
  Other current assets                                                            14             17
                                                                            -----------------------

      Total current assets                                                     2,518          1,937
                                                                            -----------------------

Property and equipment:
  Land and land improvements                                                     123             97
  Buildings and leasehold improvements                                           279            277
  Equipment and furnishings                                                      772            662
  Cellular equipment                                                           8,567          6,999
                                                                            -----------------------
                                                                               9,741          8,035

  Less accumulated depreciation and amortization                               1,415            290
                                                                            -----------------------

      Net property and equipment                                               8,326          7,745
                                                                            -----------------------

License and other intangibles, less accumulated amortization of
  $2,444 in 1998 and  $489 in 1997                                            74,209         77,828
                                                                            -----------------------
                                                                            $ 85,053       $ 87,510
                                                                            =======================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                             $     53       $    141
  Other accrued expenses                                                         231            121
  Deferred revenue                                                               651            329
  Customer deposits                                                               58             45
                                                                            -----------------------

      Total current liabilities                                                  993            636

Deferred income taxes                                                         11,759         10,206
Advances from affiliates                                                      32,023         32,250
                                                                            -----------------------
      Total liabilities                                                       44,775         43,092

Commitments and contingencies

Stockholder's equity
  Common stock; no par value, 200 shares authorized; 100 shares issued             1              1
  Paid-in capital                                                             44,811         48,139
  Retained earnings (deficit)                                                 (4,534)        (3,722)
                                                                            -----------------------

      Total stockholder's equity                                              40,278         44,418
                                                                            -----------------------
                                                                            $ 85,053       $ 87,510
                                                                            =======================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                    Consolidated Statements of Operations and
                    Retained Earnings (Accumulated Deficit)
                                ($ in thousands)

                                                                               Years Ended
                                                                               December 31,
                                                                  --------------------------------------
                                                                    1998           1997          1996
                                                                    ----           ----          ----
Revenue:
  Service revenue                                                 $ 18,498       $ 14,737       $  6,542
  Equipment sales and installation                                   1,121            794            409
                                                                  --------------------------------------

      Total revenue                                                 19,619         15,531          6,951
                                                                  --------------------------------------

Operating expenses:
  Engineering, technical and other direct                            6,301          4,204          1,874
  Cost of equipment                                                  2,117          1,597            742
  Sales and marketing                                                1,786          1,405            467
  General and administrative                                         4,407          3,959          1,843
  Depreciation and amortization                                      3,080          1,859            445
                                                                  --------------------------------------

      Total operating expenses                                      17,691         13,024          5,371
                                                                  --------------------------------------

      Operating income                                               1,928          2,507          1,580

Interest expense                                                     3,215          3,022              8

      Net (loss) income before taxes                                (1,287)          (515)         1,572

Tax benefit                                                            476             64
                                                                  --------------------------------------

      Net income (loss) income                                        (811)          (451)         1,572

Retained earnings (accumulated deficit) at beginning of year        (3,723)        (3,271)        (4,843)
                                                                  --------------------------------------

Retained earnings (accumulated deficit) at end of year            ($ 4,534)      ($ 3,722)      ($ 3,271)
                                                                  ======================================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                          Years Ended
                                                                          December 31,
                                                            --------------------------------------
                                                              1998            1997          1996
                                                              ----            ----          ----
Cash flows from operating activities:
  Net income (loss)                                         $   (811)      $   (451)      $  1,572
                                                            --------------------------------------

  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                            3,080          1,859            445
      Deferred income taxes                                     (506)           (64)            --
      Loss on sale of property and equipment                       2
      (Increase) decrease in trade accounts receivable          (398)           121             (4)
      (Increase) decrease in inventory                          (137)           237            (84)
      (Increase) decrease in other current assets                  4             (9)
      Increase (decrease) in accrued expenses                     22           (176)           (85)
      Increase (decrease) in deferred revenue                    322           (170)            35
      Increase (decrease) in customer deposits                    13              6              9
                                                            --------------------------------------
        Total adjustments                                      2,402          1,804            318
                                                            --------------------------------------
        Net cash provided by operating activities              1,591          1,353          1,890
                                                            --------------------------------------

Cash flows from investing activities:
  Purchase of cellular system                                     --        (31,260)            --
  Purchases of intangibles                                        --           (138)            --
  Purchases of property and equipment                         (1,676)        (1,987)        (1,427)
                                                            --------------------------------------

        Net cash used in investing activities                 (1,676)       (33,385)        (1,427)
                                                            --------------------------------------

Cash flows from financing activities -
  Increase (decrease) in advances from affiliates, net           137         32,098           (451)
                                                            --------------------------------------
        Net increase in cash                                      52             66             12

Cash at beginning of year                                        111             45             33
                                                            ======================================
Cash at end of year                                         $    163       $    111       $     45
                                                            ======================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $  3,215       $  3,022       $      8
                                                            ======================================

Supplemental disclosure of noncash investing and financing activities:
      During 1996 the Company transferred certain property and equipment with an original cost of $8 and a depreciated cost of $4 to Palmer Wireless, Inc. and affiliated by decreasing the advances from Palmer Wireless, Inc. and affiliates. No gains or losses were recognized on the transfers.

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Company Operations

            Cellular Dynamics Telephone Company of Georgia (the "Company"), was formed on September 17, 1987 to operate the non-wireline cellular telephone system in the Albany, Georgia, Metropolitan Statistical Area. Albany Cellular Partners was formed on December 21, 1987, and is the 100% owner of the Company. The financial statements of Albany Cellular Partners are included elsewhere in this document. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding Partnership interest of the Partnership on December 2, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January 1994. PCW is the 100% owner of Holdings.

            The Company is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

            Basis of Presentation

            PWI owned approximately 82.7% of the Company at December 31, 1996. The accompanying 1996 Consolidated Financial Statements have been prepared on the basis of historical cost. The assets of the Company were not revalued in connection with the acquisition by Palmer or the subsequent transfers to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million. The license is being amortized over a period of 40 years.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Company earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Company for usage of the cellular network by subscribers of other cellular carriers. Airtime revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Income Taxes

            The Company is owned by a partnership and accordingly is not included in the consolidated tax return. At December 31, 1998, the Company had approximately $5.9 million in net operating loss carryforwards for federal income tax purposes. These net operating loss carryforwards will expire from 2005 through 2009. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. At December 31, 1996, the Company had approximately $.4 million of deferred tax assets, net, which have been offset by a valuation allowance. The valuation allowance decreased by approximately $.6 million 1996. At December 31, 1998, and 1997 the Company has a net deferred tax liability principally as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997. This difference is being amortized over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax credit for the years ended December 31, 1998 and 1997.

2)    Pro-Forma Information

            Acquisition of license

            On February 1, 1997 the Partnership acquired the assets and license to operate the non-wireline cellular system serving the Georgia Rural Service Area Market No. 383, otherwise known as GA-13 RSA for a total cash purchase price of approximately $31.3 million. This acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, approximately $27.7 million was allocated to license.

            The following unaudited pro-forma information condensed consolidated financial information was prepared assuming the Partnership acquired the GA-13 RSA as of January 1, 1996. Pro-forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future:

                                                  Unaudited ($ in thousands)
                                                  --------------------------
                                                         Years Ended
                                                         December 31,
                                                       1997        1996
                                                       ----        ----
            Total Revenue                            $16,271     $15,927
            Net Income (Loss)                        $  (276)    $ 3,533
                                                     =======     =======

3)    Related Party Transactions

            The Company has various agreements with its parent whereby the Company is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement also provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
             Notes to Consolidated Financial Statements (Continued)

3)    Related Party Transactions (Continued)

      company as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Company based on parent's estimate of its time spent managing the Company.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Company enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the statements of operations.

            401(k) Matching Provision: The Company's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Company's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the statements of operations for the appropriate accounting periods ($ in thousands):

                                                         For the
                                                       Years Ended
                                                       December 31,
                                              1998        1997        1996
                                         -------------------------------------

      Management Fee                         $  981      $  777      $  348
      Construction Fee                            0           0         130
      Operating Expenses                      1,459       1,327         690
      Switching Service                         393         326         129
      Billing Service                           786         620         257
      Roaming Revenue                         1,464         702         516
      Roaming Cost                            2,798       1,298         568
      401(k) Match                               20          16          17
      Interest Expense                        3,215       3,022           8

4)    Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors. The Company is involved in various claims and legal actions arising in the ordinary course of

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
             Notes to Consolidated Financial Statements (Continued)

4)    Commitments and Contingencies (Continued)

      business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Company, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expense under these noncancelable leases was $243, $230 and $66 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 the approximate minimum rental commitments under noncancelable operating leases were as follows:

                      Year ending December 31:
                      1999                           $  235
                      2000                              180
                      2001                              127
                      2002                               15
                      2003                                4
                                                    -------
                                                    $   561
                                                    =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Columbus Cellular Telephone Company:

            We have audited the accompanying consolidated balance sheets of Columbus Cellular Telephone Company (A Georgia Partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Cellular Telephone Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners:
Columbus Cellular Telephone Company:

      We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 1996 of Columbus Cellular Telephone Company (a Georgia Partnership). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Columbus Cellular Telephone Company (a Georgia Partnership) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ KPMG PEAT MARWICK LLP
                                                --------------------------------
                                                    KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                December 31,    December 31,
                                                                    1998            1997
                                                                    ----            ----
                                     Assets
Current Assets:
  Cash                                                            $      41       $      66
  Trade accounts receivable, less allowance for doubtful
    accounts of $213 in 1998 and $87 in 1997                          1,847           1,603
  Inventory                                                             472             116
  Other current assets                                                   31              21
                                                                  -------------------------

      Total current assets                                            2,391           1,806
                                                                  -------------------------

Property and equipment:
  Land and land improvements                                            277             218
  Buildings and leasehold improvements                                  287             211
  Equipment and furnishings                                             378             351
  Cellular equipment                                                 10,030           8,563
                                                                  -------------------------
                                                                     10,972           9,343
  Less accumulated depreciation and amortization                      1,655             292
                                                                  -------------------------
      Net property and equipment                                      9,317           9,051
                                                                  -------------------------

Licenses and other intangibles less accumulated amortization
  of $2,860 in 1998 and $626 in 1997                                 86,841          90,933
                                                                  -------------------------
                                                                  $  98,549       $ 101,790
                                                                  =========================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                   $      39       $      98
  Other accrued expenses                                                318              83
  Deferred revenue                                                      545             283
  Customer deposits                                                     110              84
                                                                  -------------------------

      Total current liabilities                                       1,012             548
Deferred income taxes                                                28,505          30,740
Advances from affiliates                                               (671)          4,352
                                                                  -------------------------

      Total liabilities                                              28,846          35,640
Commitments and contingencies
Partners' equity                                                     69,703          66,150
                                                                  -------------------------
                                                                  $  98,549       $ 101,790
                                                                  =========================

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                             Years Ended December 31
                                ($ in thousands)

                                                                      1998           1997         1996
                                                                      ----           ----         ----
Revenue:
  Service revenue                                                   $ 17,866       $ 15,327     $ 13,031
  Equipment sales and installation                                     1,285            930          894
                                                                    ------------------------------------

      Total revenue                                                   19,151         16,257       13,925
                                                                    ------------------------------------

Operating expenses:
  Engineering, technical and other direct                              3,962          2,934        2,287
  Cost of equipment                                                    2,138          1,605        1,344
  Sales and marketing                                                  1,896          1,335        1,369
  General and administrative                                           4,304          3,924        3,517
  Depreciation and amortization                                        3,597          2,129        1,250
                                                                    ------------------------------------

      Total operating expenses                                        15,897         11,927        9,767
                                                                    ------------------------------------

      Operating income                                                 3,254          4,330        4,158

Interest expense, net                                                    192            560          265
                                                                    ------------------------------------

      Net income before taxes                                          3,062          3,770        3,893

Deferred tax benefit                                                     773            193           --
                                                                    ------------------------------------

Net income                                                          $  3,835       $  3,963     $  3,893
                                                                    ====================================


                  Consolidated Statements of Partners' Equity
Balance at December 31, 1996                                                                      19,303
Net income                                                                                         3,963
"Push-down" of Price Communications Wireless, Inc.'s
  acquisition price                                                                               42,830
                                                                                                --------
Balance at December 31, 1997                                                                      66,096
Adjustment for finalization of "Push down" of Price Communications
   Wireless, Inc.'s acquisition price                                                               (342)
Net income                                                                                         3,835
                                                                                                --------
Balance at December 31, 1998                                                                    $ 69,589
                                                                                                ========

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                             Years Ended December 31
                                ($ in thousands)

                                                                1998          1997          1996
                                                                ----          ----          ----
Cash flows from operating activities:
  Net income                                                  $  3,835      $  3,963      $  3,893
                                                              --------      ----------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                3,597         2,129         1,250
    Deferred income taxes                                         (773)         (193)           --
    Loss on sale of property and equipment                          --            --            27
    (Increase) decrease in trade accounts receivable              (244)          191          (275)
    (Increase) decrease in inventory                              (356)           41            64
    (Increase) decrease in other current assets                    (10)            1            (1)
    Increase (decrease) in accrued expenses                        178          (284)         (251)
    Increase (decrease) in deferred revenue                        261          (188)           35
    Increase (decrease) in customer deposits                        25           (15)           17
                                                              --------      ----------------------

      Total adjustments                                          2,678         1,682           866
                                                              --------      ----------------------

      Net cash provided by operating activities                  6,513         5,645         4,759
                                                              --------      ----------------------

Cash flows from investing activities:
  Purchase of property and equipment                            (1,515)       (2,532)       (2,923)
  Cash payment for purchase of nonwireline cellular
    telephone system and license                                    --            --       (10,727)
                                                              --------      ----------------------

      Net cash used in investing activities                     (1,515)       (2,532)      (13,650)
                                                              --------      ----------------------

Cash flows from financing activities:
  (Decrease) increase in advances from subsidiaries, net        (5,023)       (3,088)        8,795
                                                              --------      ----------------------
      Net (decrease) increase in cash                              (25)           25           (96)
Cash at beginning of year                                           66            41           137
                                                              --------      ----------------------
Cash at end of year                                           $     41      $     66      $     41
                                                              ========      ======================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                      $    192      $    560      $    368
                                                              ========      ======================

Supplemental disclosures of noncash investing and financing activities:
  During 1996, the Partnership transferred certain property and equipment with depreciated cost totaling $289 to Palmer Wireless, Inc. and affiliates by decreasing the advances from Palmer Wireless, Inc. and affiliates. No gain or loss was recognized on the transfer.

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                          Notes to Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Partnership Operations

            The formal partnership agreement of Columbus Cellular Telephone Company (the "Partnership") was entered into by the partners effective March 1, 1988. The Partnership was inactive for the period March 1, 1988, through June 9, 1988, at which date Palmer Communications Incorporated ("Palmer") acquired and transferred the FCC license to operate the non-wireline cellular telephone system in the Columbus, Georgia, Metropolitan Statistical Area to the Partnership. The non-wireline cellular telephone system was constructed after June 9, 1988, and actual operations of the system began on November 24, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Partnership is the 100% owner of Price Communications Wireless VI Inc., the license holder for the Columbus MSA.

            Basis of Presentation

            PWI owned approximately 84.9% of the Partnership at December 31, 1996. The accompanying 1996 Consolidated Financial Statements have been prepared on the basis of historical cost. The assets of the Partnership were not revalued in connection with the acquisition by Palmer or the subsequent transfers to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998 the allocation was finalized resulting in an allocation of approximately $89.6 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The financial statements of the Partnership do not include the assets and liabilities of the partners.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                          Notes to Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory, consisting primarily of cellular telephones and telephone parts, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses -Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            The Consolidated Financial Statements made no provision for income taxes prior to the adjustment of the value of the licenses as income and losses of the Partnership are included in the income tax returns of the individual partners. Such income and losses are proportionately allocated to the partners based upon their ownership interests. At December 31, 1998 and December 31, 1997 the Consolidated Balance Sheets include a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997 recorded by the Partnership's wholly owned subsidiary Price Communications Wireless Inc., VI. This difference is being deferred over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax benefit for the years ended December 31, 1998 and December 31, 1997.

2)    Acquisition and Purchase of License

            On July 15, 1996, the Partnership acquired the assets of and the license to operate the non-wireline cellular system serving the western portion (including Harris, Talbot, Taylor and Meriweather Counties) of the Georgia Rural Service Area Market No. 376, otherwise known as Georgia-6 RSA, for a purchase price of $10.7 million. The acquisition was accounted for by the purchase method of accounting and was funded by an increase in advances from Palmer Wireless, Inc. and affiliates. In connection with the acquisition, $10.0 million of the purchase price was allocated to licenses and goodwill.

3)    Partners' Equity

            In accordance with the Partnership agreement, the partners' proportionate share in cash distributions from current operations and net income or loss is calculated by dividing the partners' capital contribution by total partners' capital contributions.

            The allocation of gain or loss to the partners arising from the sale of property will be in the same proportion as the share net income or net loss of the Partnership.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
             Notes to Consolidated Financial Statements (Continued)

4)    Related Party Transactions

            The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Partnership. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement also provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Partnership as out-of-pocket costs Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on the parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the statements of operations.

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                 For the
                                               Years Ended
                                               December 31,
                                       1998        1997        1996
                                   -------------------------------------

      Management Fee                  $  957      $  813      $  696
      Construction Fee                     0           0         266
      Operating Expenses               1,525       1,502       1,425
      Switching Service                  386         343         282
      Billing Service                    771         685         564
      Roaming Revenue                  1,627         887         538
      Roaming Cost                     1,613         844         513
      401(k) Match                        11          14          31
      Interest expense                   192         560         265

5)    Commitments and Contingencies

            The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's Consolidated Financial Statements.

6)    Leases ($ in thousands)

            The Partnership occupies certain office facilities and uses certain cellular plant facilities and office equipment under noncancelable operating leases, which expire through 2003. Rent expense under these noncancelable leases amounted to $229, $178, and $156 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                     Year ending December 31,
                     1999                             $ 214
                     2000                               169
                     2001                                99
                     2002                                91
                     2003 and thereafter                124
                                                      -----
                                                      $ 697
                                                      =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of
Dothan Cellular Telephone Company, Inc.:

            We have audited the accompanying consolidated balance sheets of Dothan Cellular Telephone Company, Inc. (an Alabama Partnership) and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dothan Cellular Telephone, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Dothan Cellular Telephone Company, Inc.:

            We have audited the accompanying consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 1996 of Dothan Cellular Telephone Company, Inc.. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Dothan Cellular Telephone Company, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                              /s/ KPMG PEAT MARWICK LLP
                                        ----------------------------------------
                                                KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                           December 31,
                                                                           ------------
                                                                        1998         1997
                                                                        ----         ----
                                     Assets
Current Assets:
  Cash                                                                 $    57      $    88
  Trade accounts receivable, less allowance for doubtful
    accounts of $30 in 1998 and $28 in 1997                              1,618        1,025
  Inventory                                                                120           37
  Other current assets                                                       8           20
                                                                       --------------------

      Total current assets                                               1,803        1,170
                                                                       --------------------

Property and equipment:
  Land and land improvements                                               356          355
  Buildings and leasehold improvements                                     196          187
  Equipment and furnishings                                                324          324
  Cellular equipment                                                     5,474        4,451
                                                                       --------------------
                                                                         6,350        5,317
  Less accumulated depreciation and amortization                           794           65
                                                                       --------------------
      Net property and equipment                                         5,556        5,252
Licenses, less accumulated amortization
  of $1,576 in 1998 and $330 in 1997                                    47,368       50,109
                                                                       --------------------
                                                                       $54,727      $56,531
                                                                       ====================

                 Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                                        $    23      $    66
  Other accrued expenses                                                   125           90
  Deferred revenue                                                         427          176
  Customer deposits                                                         53           23
                                                                       --------------------

      Total current liabilities                                            628          355
Deferred income taxes                                                   17,895       16,944
Advances from affiliates                                                 4,717        6,222
                                                                       --------------------

      Total liabilities                                                 23,240       23,521
                                                                       --------------------

Commitments and contingencies
Stockholder's equity (deficit):
  Common stock, par value $.01 per share; authorized 3,000 shares
    issued and outstanding 200 shares                                       --           --
  Additional paid-in capital                                            30,343       32,788
  Retained earnings                                                      1,144          222
                                                                       --------------------

      Total stockholder's equity                                        31,487       33,010
                                                                       -------      -------
                                                                       $54,727      $56,531
                                                                       ====================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                    Consolidated Statements of Operations and
                    Retained Earnings (Accumulated Deficit)
                                ($ in thousands)

                                                                  Years Ended
                                                                  December 31,
                                                      ------------------------------------
                                                        1998         1997           1996
                                                        ----         ----           ----
Revenue:
  Service revenue                                     $ 12,398     $ 10,113       $  9,337
  Equipment sales and installation                       1,093          608            452
                                                      ------------------------------------

      Total revenue                                     13,491       10,721          9,789
                                                      ------------------------------------

Operating expenses:
  Engineering, technical and other direct                4,638        2,976          2,675
  Cost of equipment                                      1,653        1,035            774
  Sales and marketing                                      821          605            444
  General and administrative                             2,502        2,245          2,169
  Depreciation and amortization                          1,975          930            445
                                                      ------------------------------------

      Total operating expenses                          11,589        7,791          6,507
                                                      ------------------------------------

      Operating income                                   1,902        2,930          3,282

Other expense                                               --            2             --
Interest expense                                           438          657            787
                                                      ------------------------------------

      Net income before taxes                            1,464        2,271          2,495
      Provision for taxes                                  542           68             --
                                                      ------------------------------------
      Net income                                           922        2,203          2,495
Retained earnings (deficit) at beginning of year           222       (1,981)        (4,476)
                                                      ------------------------------------
Retained earnings (deficit) at end of year            $  1,144     $    222       $ (1,981)
                                                      ====================================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                          -----------------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
Cash flows from operating activities:
  Net income                                              $   922       $ 2,203       $ 2,495
                                                          -----------------------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           1,975           930           445
    Deferred taxes                                           (386)         (107)           --
    (Increase) decrease in trade accounts receivable         (593)          143           (46)
    (Increase) decrease in inventory                          (83)          118            34
    Decrease (increase) in other current assets                12            (9)           (2)
    Decrease in accrued expenses                               (8)          (17)          (40)
    Decrease in accrued interest due to affiliates             --            --        (1,900)
    Increase (decrease) in deferred revenue                   251           (86)           20
    Increase (decrease) in customer deposits                   30            (4)           11
                                                          -----------------------------------

      Total adjustments                                     1,198           968        (1,478)
                                                          -----------------------------------

      Net cash provided by operating activities             2,120         3,171         1,017

Cash flows from investing activities:
  Purchases of intangibles                                     --          (589)           --
  Purchases of property and equipment                      (1,015)       (1,832)       (1,059)
                                                          -----------------------------------

      Net cash used in investing activities                (1,015)       (2,421)       (1,059)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                (1,136)         (688)           --
                                                          -----------------------------------
      Net (decrease) increase in cash                         (31)           62           (42)
Cash at beginning of year                                      88            26            68
                                                          -----------------------------------
Cash at end of year                                       $    57       $    88       $    26
                                                          ===================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                  $   438       $   657       $ 2,687
                                                          ===================================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Corporate Information

            Dothan Cellular Telephone Company, Inc. (the "Company") was formed on June 7,1988 to operate the non-wireline cellular telephone system in the Dothan, Alabama, Metropolitan Statistical Area. Cellular Systems of Southeast Alabama, the 100% owner of the Company, was formed on October 7, 1987. On December 20, 1988 Palmer Communications Incorporated (Palmer) acquired an interest in the outstanding stock of Cellular Systems of Southeast Alabama, Inc. whose financial statements are included elsewhere in this document.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Cellular Systems of Southeast Alabama, Inc. and the Company to Palmer Cellular Partnership (PCP). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

            In March of 1995, Palmer Wireless, Inc. (PWI) issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Company is the 100% owner of Piece Communications Wireless III Inc., the license holder for the Dothan MSA.

            Basis of Presentation

            PWI owned approximately 92.3% of the Company at December 31, 1996. The accompanying 1996 financial statements have been prepared on the basis of historical cost. The assets of the Company were not revalued in connection with the acquisition by Palmer or the subsequent transfer to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The consolidated financial statements include the accounts of the Company and its subsidiary All significant inter-company balances and transactions have been eliminated.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Company earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Company for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            Since March of 1995 through September 30, 1997 the Company was included in the consolidated income tax return of PWI, and for the period October 1, 1997 through December 31, 1997 and the year ended December 31, 1998 the tax return of PCC. Through the Company's tax sharing arrangement with its parent, the Company computes its current and deferred income taxes based on the separate return method for financial statement purposes. During 1998, the available carryforward loss of $1.4 million was fully utilized.

2)    Related Party Transactions

            The Company has various agreements with its parent whereby the Company is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement also provides for reimbursement of certain out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Company as out-of-pocket costs Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Company based on the parent's estimate of its time spent managing the Company.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Company enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the statements of operations.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

2)    Related Party Transactions (Continued)

            401(k) Matching Provision: The Company's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Company's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                     For the
                                                   Years Ended
                                                   December 31,
                                           1998        1997        1996
                                     -------------------------------------

      Management Fee                       $674        $536        $489
      Construction Fee                        0           0          96
      Operating Expenses                    938         896         895
      Switching Service                     255         205         175
      Billing Service                       509         409         350
      Roaming Revenue                       550         378         245
      Roaming Cost                        2,020       1,298         755
      401(k) Match                           14           8          15
      Interest expense                      438         656         787

3)    Income Taxes

            The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. There were no deferred tax assets as of December 31, 1998 and December 31, 1997.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

3)    Income Taxes (Continued)

            Income tax expense for the years ended December 31, 1997 and December 31, 1996 differs from the "expected" income tax expense computed by applying the United States federal income tax rate of 34 percent for these respective periods due to the utilization of net operating loss carry-forwards. For the years ended December 31, 1998 and December 31, 1997 the current provision amounted to $1,003 and $2,253, respectively, and the deferred benefit amounted to $(386) and $(777), respectively. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

4)    Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Company, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expense under these noncancelable leases amounted to $44, $42 and $40 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $11 was paid to a related party in 1996. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                   Year ending December 31:
                   1999                                $  49
                   2000                                   37
                   2001                                   37
                   2002                                   31
                   2003 and thereafter                    50
                                                       -----
                                                       $ 204
                                                       =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Macon Cellular Telephone Systems Limited Partnership:

            We have audited the accompanying consolidated balance sheets of Macon Cellular Telephone Systems Limited Partnership (A New Hampshire Limited Partnership) and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Macon Cellular Telephone Systems Limited Partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners
Macon Cellular Telephone Systems Limited Partnership:

            We have audited the accompanying consolidated statements of operations, partners' equity and cash flows for the year ended December 31, 1996 of Macon Cellular Telephone Systems Limited Partnership (a New Hampshire Limited Partnership). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Macon Cellular Telephone Systems Limited Partnership (a New Hampshire Limited Partnership) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ KPMG Peat Marwick LLP
                                                --------------------------------
                                                  KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                    December 31,
                                                                1998            1997
                                                                ----            ----
                                     Assets
Current Assets:
  Cash                                                        $     145       $      50
  Trade accounts receivable, less allowance for doubtful
    accounts of $142 in 1998 and $89 in 1997                      2,921           2,258
  Inventory                                                         680             353
  Other current assets                                               58              78
                                                              -------------------------
      Total current assets                                        3,804           2,739
                                                              -------------------------

Property and equipment:
  Land and leasehold improvements                                   203             126
  Buildings & improvements                                           36
  Equipment and furnishings                                         792             791
  Cellular equipment                                             15,947          14,712
                                                              -------------------------
                                                                 16,978          15,629
  Less accumulated depreciation and amortization                  2,569             516
                                                              -------------------------
      Net property and equipment                                 14,409          15,113

Licenses and other intangibles less accumulated
  amortization of $4,603 in 1998 and $953 in 1997               131,577         137,702
                                                              -------------------------
                                                              $ 149,790       $ 155,554
                                                              =========================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                               $     113       $     140
  Other accrued expenses                                            460             148
  Deferred revenue                                                  824             350
  Customer deposits                                                 158             103
                                                              -------------------------

      Total current liabilities                                   1,555             741
Deferred income taxes                                            40,888          46,579
Advances from affiliates                                           (119)         11,402
                                                              -------------------------

      Total liabilities                                          42,324          58,722
Commitments and contingencies
Partners' equity                                                107,466          96,832
                                                              -------------------------
                                                              $ 149,790       $ 155,554
                                                              =========================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
               (A New Hampshire Limited Partnership) Consolidated
                            Statements of Operations
                                ( $ in thousands)

                                                                            Years Ended
                                                                            December 31,
                                                             ----------------------------------------
                                                                1998           1997           1996
                                                                ----           ----           ----
Revenue:
  Service revenue                                            $  30,599       $  26,335      $  21,178
  Equipment sales and installation                               1,579           1,479          1,211
                                                             ----------------------------------------

      Total revenue                                             32,178          27,814         22,389
                                                             ----------------------------------------

Operating expenses:
  Engineering, technical and other direct                        8,556           6,743          5,312
  Cost of equipment                                              2,787           2,689          1,956
  Sales and marketing                                            2,396           1,979          1,648
  General and administrative                                     4,753           4,809          4,272
  Depreciation and amortization                                  5,703           3,879          2,467
                                                             ----------------------------------------

      Total operating expenses                                  24,195          20,099         15,655
                                                             ----------------------------------------

      Operating income                                           7,983           7,715          6,734
Interest expense, net                                             (564)         (1,406)          (486)
                                                             ----------------------------------------

      Net income before income taxes                             7,419           6,309          6,248
Deferred tax benefit                                             1,172             293             --
                                                             ----------------------------------------

Net income                                                   $   8,591       $   6,602      $   6,248
                                                             ========================================

                         Statements of Partners' Equity
Balance at December 31, 1996                                                                   47,504
Net income                                                                                      6,602
"Push-down" of Price Communications Wireless, Inc.'s
  acquisition price                                                                            42,726
                                                                                            ---------
Balance at December 31, 1997                                                                   96,832
Adjustment for finalization of "push down" of Price Communications
  wireless, Inc.'s acquisition price                                                            2,043
Net income                                                                                      8,591
                                                                                            ---------
Balance at December 31, 1998                                                                $ 107,466
                                                                                            =========

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                         Years Ended
                                                                         December 31,
                                                                         ------------
                                                              1998           1997           1996
                                                              ----           ----           ----
Cash flows from operating activities:
  Net income                                                $  8,591       $  6,602       $  6,248
                                                            --------------------------------------

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                            5,703          3,880          2,467
      Deferred income taxes                                   (1,172)          (293)            --
      (Increase) decrease in trade accounts receivable          (663)           380            (72)
      (Increase) decrease in inventory                          (327)           336           (345)
      Decrease in other current assets                            20             14             11
      Increase (decrease) in accrued expenses                    285           (232)            29
      Increase (decrease) in deferred revenue                    474           (259)           (84)
      Increase in customer deposits                               55             10             19
                                                            --------------------------------------
        Total adjustments                                      4,375          3,836          2,025
                                                            --------------------------------------

        Net cash provided by operating activities             12,966         10,438          8,273
                                                            --------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (1,350)        (5,165)        (4,561)
  Cash payments for purchase of non-wireline cellular
    telephone system and license                                  --             --        (25,244)
                                                            --------------------------------------
        Net cash used in investing activities                 (1,350)        (5,165)       (29,805)
                                                            --------------------------------------

Cash flows from financing activities:
  (Decrease) increase in advances from affiliates, net       (11,521)        (5,306)        21,485
                                                            --------------------------------------
        Net increase (decrease) in cash                           95            (33)           (47)
Cash at beginning of year                                         50             83            130
                                                            --------------------------------------
Cash at end of year                                         $    145       $     50       $     83
                                                            ======================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $    564       $  1,404       $    821
                                                            ======================================

Supplemental disclosure of noncash investing and financing activities:
  During 1996, the Partnership transferred certain property and equipment with depreciated cost of $30 to Palmer Wireless Inc. and affiliates by decreasing the advances from Palmer Wireless, Inc. and affiliates. No gain or loss was recognized on the transfer.

  The 1996 acquisition of the non-wireline cellular telephone system was allocated as follows:

      Property and equipment                                            $  1,546
      License                                                             23,444
      Current assets and liabilities, net                                    254
                                                                        ---------
                                                                        $ 25,244
                                                                        =========

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Partnership Operations and Asset Exchange Agreement

            Macon Cellular Telephone Systems Limited Partnership (the "Partnership") was formed on November 11, 1986, to construct and operate certain non-wireline cellular telephone systems. On October 24, 1989, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), directly or indirectly acquired the Partnership's general partner (approximately 1 percent) and approximately 94 percent of the limited partnership units. In conjunction with this acquisition, the Partnership entered into an Asset Exchange Agreement with Macon Cellular Telephone Corp. ("Macon"), whereby the assets consisted primarily of FCC licenses and a nonwireline cellular telephone system serving the Macon, Georgia, Metropolitan Statistical Area. The partnership operates the non-wireline cellular telephone system serving the Georgia-6 RSA which was acquired on July 5, 1996.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless, Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Partnership is the 100% owner of Price Communications Wireless VII Inc., the licenseholder for the Macon MSA.

            Basis of Presentation

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998, the allocation was finalized resulting in an allocation of approximately $136.2 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, PWI also utilized "push down accounting", as PWI owned approximately 99.1% of the Partnership.

            The accompanying financial statements do not include the assets and liabilities of the partners.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
             Notes to Consolidated Financial Statements (continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed on month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
             Notes to Consolidated Financial Statements (continued)

1)    Summary of Significant Accounting Policies (Continued)

            Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses -Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            The Consolidated Financial Statements prior to the adjustment of the value of the licenses made no provision for income taxes, as income and losses of the Partnership are included in the income tax returns of the individual partners. Such income and losses are proportionately allocated to the partners based upon their ownership interests. At December 31, 1998 and 1997, the Consolidated Balance Sheets include a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997. This difference is being deferred over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax benefit for the years ended December 31, 1998 and 1997.

2)    Acquisition and Purchase of License

            On July 5, 1996, the Partnership acquired the assets of and the license to operate the non-wireline cellular system serving the eastern portion (including Crawford, Lamar, Monroe, Spalding, Pike, and Upson Counties) of the Georgia Rural Service Area Market No. 376, otherwise known as Georgia-6 RSA, for a purchase price of $25.2 million. The acquisition was accounted for by the purchase method of accounting and was funded by an increase in the advances from Palmer Wireless, Inc. and affiliates. In connection with the acquisition, $23.4 million of the purchase price was allocated to the license and goodwill.

            From the date of the acquisition to December 31, 1996, the effect of this purchase on the operations of the Partnership cannot be differentiated from the operations of the whole due to the interrelated nature of the transactions.

3)    Partners' Equity

            In accordance with the Partnership agreement, the partners' proportionate share of cash distributions from current operations and net income or loss is calculated by dividing the partner's capital contribution by total partners' capital contributions.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

3)    Partners' Equity (continued)

            The allocation to the partners of gain or loss arising from the sale of property will be in the same proportion as they share net income or net loss of the Partnership.

4)    Related Party Transactions

            The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Partnership. The agreement provides for a monthly management fee of $2,000. The agreement also provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Partnership as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on the parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                 For the
                                               Years Ended
                                               December 31,
                                       1998        1997        1996
                                   -------------------------------------

      Management Fee                    $    24     $    24     $    24
      Operating Expenses                  2,326       2,354       2,113
      Switching Service                     589         512         379
      Billing Service                     1,178       1,022         759
      Roaming Revenue                     2,031       1,183         770
      Roaming Cost                        3,490       1,981       1,164
      401(k) Match                           23          27          45
      Interest expense                      564       1,404         486

5)    Commitments and Contingencies

            The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's Consolidated Financial Statements.


6)       Leases ($ in thousands)

            The Partnership, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expense under these noncancelable leases was $533, $389 and $311 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

            Year ending December 31:
            1999                                         $   345
            2000                                             311
            2001                                             281
            2002                                             255
            2003                                              35
                                                         -------
                                                         $ 1,227
                                                         =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Montgomery Cellular Holding Co., Inc.

            We have audited the accompanying consolidated balance sheets of Montgomery Cellular Holding Co., Inc. (a Delaware Corporation) and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Cellular Holding Co., Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

The Board of Directors
Montgomery Cellular Holding Co., Inc.:

      We have audited the accompanying consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 1996 of Montgomery Cellular Holding Co., Inc. and subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Montgomery Cellular Holding Co., Inc and subsidiary for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ KPMG PEAT MARWICK LLP
                                                --------------------------------
                                                  KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                    ($ in thousands Except Per Share Amounts)

                                                                         December 31,
                                                                      1998           1997
                                                                      ----           ----
                                     Assets
Current Assets:
  Cash                                                             $      36       $     184
  Trade accounts receivable, less allowance for doubtful
    accounts of $98 in 1998 and $102 in 1997                           2,365           1,968
  Inventory                                                              182             116
  Other current assets                                                    22              19
                                                                   -------------------------

      Total current assets                                             2,605           2,287
                                                                   -------------------------

Property and equipment:
  Land and leasehold improvements                                        136              --
  Equipment and furnishings                                              418             392
  Cellular equipment                                                  12,000           9,892
                                                                   -------------------------
                                                                      12,554          10,284

  Less accumulated depreciation and amortization                       1,862             224
                                                                   -------------------------

      Net property and equipment                                      10,692          10,060
                                                                   -------------------------

Advances to affiliates                                                 1,242              --

Licenses and other intangibles, less accumulated amortization
 of $3,507 in 1998 and $698 in 1997                                  107,444         112,677
                                                                   -------------------------
                                                                     121,983         125,024
                                                                   =========================

                      Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                                    $      51       $     111
  Other accrued expenses                                                 296             100
  Deferred revenue                                                       525             333
  Customer deposits                                                       68              31
                                                                   -------------------------

      Total current liabilities                                          940             575

Deferred income taxes                                                 40,624          38,086
Other notes payable                                                       15              17
Advances from affiliates                                                  --           3,894
                                                                   -------------------------

      Total liabilities                                               41,579          42,572
                                                                   -------------------------

Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value; authorized 50,000 shares
    none issued                                                           --              --
  Common stock, $.01 par value; authorized 100,000 shares,
    issued 10,000 shares                                                  --              --
  Additional paid in capital                                          69,031          74,043
  Retained earnings                                                   11,373           8,409
                                                                   -------------------------

      Total stockholder's equity                                      80,404          82,452
                                                                   -------------------------
                                                                   $ 121,983       $ 125,024
                                                                   =========================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)

                                                           Years Ended
                                                           December 31,
                                               ---------------------------------
                                                 1998         1997        1996
                                                 ----         ----        ----
Revenue:
  Service revenue                              $22,225      $19,389      $19,174
  Equipment sales and installation               1,491          903          987
                                               ---------------------------------

      Total revenue                             23,716       20,292       20,161
                                               ---------------------------------

Operating expenses:
  Engineering, technical and other direct        4,935        3,607        4,175
  Cost of equipment                              2,719        1,918        1,958
  Sales and marketing                            1,838        1,234        1,054
  General and administrative                     5,037        4,637        4,589
  Depreciation and amortization                  4,447        2,169        1,239
                                               ---------------------------------

      Total operating expenses                  18,976       13,565       13,015
                                               ---------------------------------

      Operating income                           4,740        6,727        7,146
Interest expense                                    34          425          695
                                               ---------------------------------

      Income before income tax expense           4,706        6,302        6,451
Income tax expense                               1,742        2,332        2,405
                                               ---------------------------------

      Net income                                 2,964        3,970        4,046
Retained earnings at beginning of year           8,409        4,439          393
                                               ---------------------------------
Retained earnings at end of year               $11,373      $ 8,409      $ 4,439
                                               =================================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ In Thousands)

                                                                       Years Ended
                                                                       December 31,
                                                            -----------------------------------
                                                              1998          1997         1996
                                                              ----          ----         ----
Cash flows from operating activities:
  Net income                                                $ 2,964       $ 3,970       $ 4,046
                                                            -----------------------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           4,447         2,169         1,239
      Loss on disposal of property and equipment                 --            --            15
      Deferred taxes                                           (958)         (340)          100
      (Increase) decrease in trade accounts receivable         (397)          306          (295)
      (Increase) decrease in inventory                          (66)          421          (385)
      (Increase) decrease in other current assets                (3)           (2)           (1)
      Increase (decrease) in accrued expenses                   136          (497)          193
      Decrease in accrued interest due to affiliates             --            --          (768)
      Increase (decrease) in deferred revenue                   192           (67)           94
      Increase (decrease) in customer deposits                   37           (39)           22

                                                            -----------------------------------
        Total adjustments                                     3,388         1,951           214
                                                            -----------------------------------

        Net cash provided by operating activities             6,352         5,921         4,260
                                                            -----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                        (2,228)       (2,413)       (2,777)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                  (4,272)       (3,400)       (2,041)
                                                            -----------------------------------
      Net (decrease) increase in cash                          (148)          108          (558)
Cash at beginning of year                                       184            76           634
                                                            -----------------------------------
Cash at end of year                                         $    36       $   184       $    76
                                                            -----------------------------------

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $    34       $   425       $ 1,463
                                                            ===================================

Supplemental disclosures of noncash investing and financing activities:
  During 1996, the Company received certain property and equipment totaling $279 from a related party by increasing the advances from Palmer Wireless, Inc. and affiliates.

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Corporate Information

            Montgomery Cellular Holding Co., Inc. and its wholly owned subsidiary, Montgomery Cellular Telephone Company, Inc., (the "Company") were formed in February 1988 to operate the non-wireline cellular telephone system in the Montgomery, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding stock of Montgomery Cellular Holding Co., Inc. on December 31, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Company to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings Inc. ("Holdings") which was formed in January 1994. PCW is the 100% owner of Holdings.

            The Company's subsidiary is the 100% owner of Price Communocations Wireless IV, Inc. the license holder for the Montgomery MSA.

            Basis of Presentation

            PWI owned approximately 91.9% of the Company at December 31, 1996. The accompanying 1996 Consolidated Financial Statements have been prepared on the basis of historical cost. The assets of the Company were not revalued in connection with the acquisition by Palmer or the subsequent transfers to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The Consolidated Financial Statements include the accounts of Montgomery Cellular Holding Co., Inc. and its Subsidiary. All significant inter-company balances and transactions have been eliminated.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance aqnd repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Company earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Company for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            Since March of 1995 through September 30, 1997 the Company was included in the consolidated income tax return of PWI and for the period October 1, 1997 through December 31, 1997 the tax return of PCW. Through the Company's tax sharing arrangement with PWI and PCW, the Company computes its current and deferred income taxes based on the separate return method for financial statement purposes. During 1998, the Company fully utilized their net operating loss carryforwards of $.5 million.

2)    Related Party Transactions

            The Company has various agreements with its parent whereby the Company is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Company as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Company based on the parent's estimate of its time spent managing the Company.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Company enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Company's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participates in this plan and was allocated 401(k) retirement and matching expense.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

2)    Related Party Transactions (Continued)

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Company's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                    For the
                                                  Years Ended
                                                  December 31,
                                          1998        1997        1996
                                     -------------------------------------

      Management Fee                    $ 1,186     $ 1,015      $ 1008
      Construction Fee                        0           0         252
      Operating Expenses                  2,008       1,888       1,910
      Switching Service                     506         444         392
      Billing Service                     1,011         886         784
      Roaming Revenue                       841         586         476
      Roaming Cost                        1,268         761         543
      401(k) Match                           22          14          32
      Interest Expense                       34         425         693

3)    Income Taxes

            The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1998 and December 31, 1997 the Company has a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997. In addition at December 31, 1998 the deferred tax liability includes an amount related to the difference between financial statement and income tax basis of property and equipment. The difference attributable to the license is being deferred over a 40 year period.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

            Components of income tax expense consisted of the following for the years ended December 31 ($ in thousands):

                                         Federal        State         Total
                                         -----------------------------------

      Year Ended December 31, 1998:
        Current                          $ 2,504       $   196       $ 2,700
        Deferred                            (868)          (90)         (958)
                                         -----------------------------------
                                         $ 1,636       $   106       $ 1,742
                                         ===================================

      Year Ended December 31, 1997:
        Current                          $ 2,441       $   150       $ 2,591
        Deferred                            (259)                       (259)
                                         -----------------------------------
                                         $ 2,182       $   150       $ 2,332
                                         ===================================

      Year Ended December 30, 1996:
        Current                          $ 2,105       $   200       $ 2,305
        Deferred                              90            10           100
                                         -----------------------------------
                                         $ 2,195       $   210       $ 2,405
                                         ===================================

            Income taxes differ from the "expected" income taxes computed by applying the United States federal income tax rate of 34 percent to income before income tax expense due to the utilization of deferred tax credits for the years ended December 31, 1998 and December 31, 1997 and due to state taxes for the year ended December 31, 1996.

                      MONTGOMERY CELLULAR HOLDING CO., INC
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

4)    Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Company, as lessee, has various leases for an office building and certain cellular plant facilities, all of which are classified as operating leases. One is with a related party. Rent expense under noncancelable leases amounted to $252 for the years ended December 31, 1998 and 1997 and $191 for the year ended December 31, 1996 of which $30 was paid to a related party in 1996. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                                                         Related
                                                          Party     Other
                                                          -----     -----
                Year ending December 31:
                1999                                       $ 29      $181
                2000                                         29       168
                2001                                                  163
                2002                                         --       117
                2003 and thereafter                          --        86
                                                           ----      ----
                                                           $ 58      $715
                                                           ====      ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Montgomery Cellular Telephone Company, Inc.

            We have audited the accompanying consolidated balance sheets of Montgomery Cellular Telephone Company, Inc. (an Alabama Corporation) and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Cellular Telephone Company, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Montgomery Cellular Telephone Company, Inc.:

            We have audited the accompanying consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 1996 of Montgomery Cellular Telephone Company, Inc. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Montgomery Cellular Telephone Company, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                 KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                   ($ In thousands Except Per Share Amounts)

                                                                         December 31,
                                                                    1998             1997
                                                                    ----             ----
                                     Assets
Current Assets:
  Cash                                                            $      36       $     184
  Trade accounts receivable, less allowance for doubtful
    accounts of $98 in 1998 and $102 in 1997                          2,365           1,968
  Inventory                                                             182             116
  Other current assets                                                   22              19
                                                                  -------------------------
      Total current assets                                            2,605           2,287
                                                                  -------------------------

Property and equipment:
  Land and leasehold improvements                                       136              --
  Equipment and furnishings                                             418             392
  Cellular equipment                                                 12,000           9,892
                                                                  -------------------------
                                                                     12,554          10,284
  Less accumulated depreciation and amortization                      1,862             224
                                                                  -------------------------
      Net property and equipment                                     10,692          10,060
                                                                  -------------------------
Advances to affiliates                                                1,242              --
License and other intangibles, less accumulated amortization
  of $3,507 in 1998 and $698 in 1997                                107,444         112,677
                                                                  -------------------------
                                                                    121,983         125,024
                                                                  =========================

                      Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                                   $      51       $     111
  Other accrued expenses                                                296             100
  Deferred revenue                                                      525             333
  Customer deposits                                                      68              31
                                                                  -------------------------

      Total current liabilities                                         940             575
Deferred income taxes                                                40,624          38,086
Other notes payable                                                      15              17
Advances from affiliates                                                 --           3,894
                                                                  -------------------------

      Total liabilities                                              41,579          42,572
                                                                  -------------------------

Commitments and contingencies
Stockholder's equity:
  Common stock, $1.00 par value; authorized 5,000 shares,
    100 shares, issued and outstanding                                   --              --
  Additional paid in capital                                         69,031          74,043
  Retained earnings                                                  11,373           8,409
                                                                  -------------------------
      Total stockholder's equity                                     80,404          82,452
                                                                  -------------------------
                                                                  $ 121,983       $ 125,024
                                                                  =========================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)

                                                                           Years Ended
                                                                           December 31,
                                                                  ---------------------------------
                                                                   1998         1997         1996
                                                                   ----         ----         ----
Revenue:
  Service revenue                                                 $22,225      $19,389      $19,174
  Equipment sales and installation                                  1,491          903          987
                                                                  ---------------------------------

      Total revenue                                                23,716       20,292       20,161
                                                                  ---------------------------------

Operating expenses:
  Engineering, technical and other direct                           4,935        3,607        4,175
  Cost of equipment                                                 2,719        1,918        1,958
  Sales and marketing                                               1,838        1,234        1,054
  General and administrative                                        5,037        4,637        4,589
  Depreciation and amortization                                     4,447        2,169        1,239
                                                                  ---------------------------------

      Total operating expenses                                     18,976       13,565       13,015
                                                                  ---------------------------------

      Operating income                                              4,740        6,727        7,146
Interest expense                                                       34          425          695
                                                                  ---------------------------------

      Income before income tax expense                              4,706        6,302        6,451
Income tax expense                                                  1,742        2,332        2,405
                                                                  ---------------------------------

      Net income                                                    2,964        3,970        4,046
Retained earnings at beginning of year                              8,409        4,439          393
                                                                  ---------------------------------
Retained earnings at end of year                                  $11,373      $ 8,409      $ 4,439
                                                                  =================================

See accompanying notes to consolidated financial statements

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ In thousands)

                                                                                        Years Ended
                                                                                        December 31,
                                                                             -----------------------------------
                                                                               1998         1997          1996
                                                                               ----         ----          ----
Cash flows from operating activities:
  Net income                                                                 $ 2,964       $ 3,970       $ 4,046
                                                                             -----------------------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                              4,447         2,169         1,239
    Loss on disposal of property and equipment                                    --            --            15
    Deferred taxes                                                              (958)         (340)          100
    (Increase) decrease in trade accounts receivable                            (397)          306          (295)
    (Increase) decrease in inventory                                             (66)          421          (385)
    Increase in other current assets                                              (3)           (2)           (1)
    Increase (decrease) in accrued expenses                                      136          (497)          193
    Decrease in accrued interest due to affiliates                                --            --          (768)
    Increase (decrease) in deferred revenue                                      192           (67)           94
    Increase (decrease) in customer deposits                                      37           (39)           22
                                                                             -----------------------------------

      Total adjustments                                                        3,388         1,951           214
                                                                             -----------------------------------

      Net cash provided by operating activities                                6,352         5,921         4,260
                                                                             -----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                         (2,228)       (2,413)       (2,777)
                                                                             -----------------------------------

Cash flows from financing activities:
  Decrease in advances from affiliates, net                                   (4,272)       (3,400)       (2,041)
                                                                             -----------------------------------
          Net cash used in financing activities                               (4,272)       (3,400)       (2,041)

      Net (decrease) increase in cash                                           (148)          108          (558)
Cash at beginning of year                                                        184            76           634
                                                                             -----------------------------------
Cash at end of year                                                          $    36       $   184       $    76
                                                                             ===================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                                     $    34       $   425       $ 1,463
                                                                             ===================================

Supplemental disclosures of noncash investing and financing activities:
  During 1996, the Company received certain property and equipment totaling $279 from a related party by increasing the advances from Palmer Wireless, Inc. and affiliates.

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Corporate Information

            Montgomery Cellular Telephone Co., Inc., (the "Company") and its parent Montgomery Cellular Holding Co., Inc., whose financial statements are included elsewhere in this document, were formed in February 1988 to operate the non-wireline cellular telephone system in the Montgomery, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding stock of Montgomery Cellular Holding Co., Inc. on December 31, 1988.

            Effective August 4, 1989, Palmer transferred its investment in and advances to the Company to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The Company's direct owner Montgomery Cellular Holding Co., Inc. ("Montgomery Holding"). Montgomery Holding in turn is 100% owned by Palmer Wireless Holdings, Inc. which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Company is the 100% owner of Price Communications Wireless IV, Inc., the license holder for the Montgomery MSA.

            Basis of Presentation

            PWI owned approximately 91.9% of the Company at December 31, 1996. The accompanying 1996 Consolidated Financial Statements have been prepared on the basis of historical cost. The assets of the Company were not revalued in connection with the acquisition by Palmer or the subsequent transfers to PCP or PWI.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance aqnd repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Organization Expenses and Start-up Costs

            Organization expenses and start-up costs are being amortized primarily using the straight-line method over ten years.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Company earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Roamer revenue represents revenue earned by the Company for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            Since March of 1995 through September 30, 1997 the Company was included in the consolidated income tax return of PWI and for the period October 1, 1997 through December 31, 1997 and for the year ended December 31, 1998, the tax return of PCC. Through the Company's tax sharing arrangement with PWI and PCC, the Company computes its current and deferred income taxes based on the separate return method for financial statement purposes. During 1998, the Company fully utilized their net operating loss carryforwards of $.5 million.

2)    Related Party Transactions

            The Company has various agreements with its parent whereby the Company is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for a monthly management fee based upon 5 percent of revenues or a construction fee based upon 10 percent of the construction costs. The agreement provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Company as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Company based on the parent's estimate of its time spent managing the Company.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

2)    Related Party Transactions (Continued)

            Reciprocal roaming revenue and cost: The Company enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Company's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Company participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Company's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                    For the
                                                  Years Ended
                                                  December 31,
                                          1998        1997         1996
                                     -------------------------------------

      Management Fee                     $1,186      $1,015       $1008
      Construction Fee                        0           0         252
      Operating Expenses                  2,008       1,888       1,910
      Switching Service                     506         444         392
      Billing Service                     1,011         886         784
      Roaming Revenue                       841         586         476
      Roaming Cost                        1,268         761         543
      401(k) Match                           22          14          32
      Interest Expense                       34         425         693

3)    Income Taxes

            The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 1998 and December 31, 1997 the Company has a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the valuation on October 7, 1997 and the difference between financial statement and income tax basis of property and equipment.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

3)    Income Taxes (Continued)

            Components of income tax expense consisted of the following for the years ended December 31 ($ in thousands):

                                         Federal        State         Total
                                         -----------------------------------

      Year Ended December 31, 1998:
        Current                          $ 2,504       $   196       $ 2,700
        Deferred                            (868)          (90)         (958)
                                         -----------------------------------
                                         $ 1,636       $   106       $ 1,742
                                         ===================================

      Year Ended December 31, 1997:
        Current                          $ 2,441       $   150       $ 2,591
        Deferred                            (259)                       (259)
                                         -----------------------------------
                                         $ 2,182       $   150       $ 2,332
                                         ===================================

      Year Ended December 30, 1996:
        Current                          $ 2,105       $   200       $ 2,305
        Deferred                              90            10           100
                                         -----------------------------------
                                         $ 2,195       $   210       $ 2,405
                                         ===================================

            Income taxes differ from the "expected" income taxes computed by applying the United States federal income tax rate of 34 percent to income before income tax expense due to the utilization of deferred tax credits for the years ended December 31, 1998 and December 31, 1997 and due to state taxes for the year ended December 31, 1996.

4)    Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's Consolidated Financial Statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
             Notes to Consolidated Financial Statements (Continued)

5)    Leases ($ in thousands)

            The Company, as lessee, has various leases for an office building and certain cellular plant facilities, all of which are classified as operating leases. One is with a related party. Rent expense under noncancelable leases amounted to $252 for the years ended December 31, 1998 and 1997 and $191 for the year ended December 31, 1996, of which $30 was paid to a related party in 1996. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows ($ in thousands):

                                                            Related
                                                             Party     Other
                                                            -------    -----
                Year ending December 31:
                1999                                         $ 29      $181
                2000                                           29       168
                2001                                                    163
                2002                                           --       117
                2003 and thereafter                            --        96
                                                             ----      ----
                                                             $ 58      $715
                                                             ====      ====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Panama City Cellular Telephone Company, Ltd:

      We have audited the accompanying consolidated balance sheets of Panama City Cellular Telephone Company, Ltd. (A Florida Limited Partnership) and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panama City Cellular Telephone Company, Ltd. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners
Panama City Cellular Telephone Company, Ltd.:

      We have audited the accompanying consolidated statements of operations, partners' equity and cash flows for the year ended December 31, 1996 of Panama City Cellular Telephone Company, Ltd. (a Florida Limited Partnership). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Panama City Cellular Telephone Company, Ltd. (a Florida Limited Partnership) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                 KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                     December 31,
                                                                   1998         1997
                                                                   ----         ----
                                     Assets
Current Assets:
  Cash                                                            $    18      $    13
  Trade accounts receivable, less allowance for doubtful
    accounts of $29 in 1998 and $42 in 1997                           961          842
  Inventory                                                           135           37
  Other current assets                                                 15           18
                                                                  --------------------

      Total current assets                                          1,129          910
                                                                  --------------------

Property and equipment:
  Land and land improvements                                          295          295
  Buildings and leasehold improvements                                109          106
  Equipment and furnishings                                           239          252
  Cellular equipment                                                4,810        5,008
                                                                  --------------------
                                                                    5,453        5,661
  Less accumulated depreciation and amortization                      692          184
                                                                  --------------------

      Net property and equipment                                    4,761        5,477
                                                                  --------------------

Advances to affiliates                                              6,809        1,905
License and other intangibles, less accumulated amortization
  of $1,381 in 1998 and $30 in 1997                                41,929       44,212
                                                                  --------------------
                                                                  $54,628      $52,504
                                                                  ====================
                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                   $    20      $    50
  Other accrued expenses                                               98           60
  Deferred revenue                                                    225          152
  Customer deposits                                                    68           25
                                                                  --------------------

      Total current liabilities                                       411          287
Deferred income taxes                                              13,169       14,863
                                                                  --------------------

      Total liabilities                                            13,580       15,150
                                                                  --------------------

Commitments and contingencies
Partners' equity                                                   41,048       37,354
                                                                  --------------------
                                                                  $54,628      $52,504
                                                                  ====================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)

                                                                        Years Ended
                                                                       December 31,
                                                             --------------------------------
                                                              1998         1997          1996
                                                              ----         ----          ----
Revenue:
  Service revenue                                            $ 9,435      $ 7,650     $ 6,770
  Equipment sales and installation                               780          403         441
                                                             --------------------------------

      Total revenue                                           10,215        8,053       7,211
                                                             --------------------------------

Operating expenses:
  Engineering, technical and other direct                      1,527        1,258       1,392
  Cost of equipment                                            1,198          807         916
  Sales and marketing                                            796          543         425
  General and administrative                                   2,099        2,100       2,052
  Depreciation and amortization                                1,859          994         607
                                                             --------------------------------

      Total operating expenses                                 7,479        5,702       5,392
                                                             --------------------------------

      Operating income                                         2,736        2,351       1,819

Interest income (expense)                                        435           97         (66)
                                                             --------------------------------
      Income before taxes                                      3,171        2,448       1,753
Deferred tax benefit                                             374           93          --
                                                             --------------------------------
      Net income                                             $ 3,545      $ 2,541     $ 1,753
                                                             ================================

                   Consolidated Statement of Partners' Equity
Balance at December 31, 1996                                                           5,527
Net income                                                                             2,541
"Push-down" of Price Communication Wireless Inc.'s
  acquisition price                                                                   29,286
                                                                                    --------
Balance at December 31, 1997                                                          37,354
Adjustment for finalization of "Push down" of Price Communications
  Wireless, Inc.'s acquisition price                                                     149
Net income                                                                             3,545
                                                                                    --------
Balance at December 31, 1998                                                        $ 41,048
                                                                                    ========

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                        Years Ended
                                                                       December 31,
                                                           --------------------------------------
                                                              1998          1997          1996
                                                              ----          ----          ----
Cash flows from operating activities:
  Net income                                                $ 3,545       $ 2,541       $ 1,753
                                                            -----------------------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           1,859           994           607
      Deferred taxes                                           (374)          (93)           --
      (Increase) decrease in trade accounts receivable         (119)          131           (73)
      (Increase) decrease in inventory                          (99)          106           (11)
      Decrease in other current assets                            3             2            16
      Increase (decrease) in accrued expenses                     8          (146)         (189)
      Decrease in accrued interest due to
        affiliates                                               --            --          (102)
      Increase (decrease) in deferred revenue                    72            (8)           13
      Increase in customer deposits                              43            --             7
                                                            -----------------------------------

        Total adjustments                                     1,393           986           268
                                                            -----------------------------------

        Net cash provided by operating activities             4,938         3,527         2,021
                                                            -----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                           (29)       (1,182)         (871)
  Purchase of other intangibles                                  --          (266)           (3)
                                                            -----------------------------------

        Net cash used in investing activities                   (29)       (1,448)         (874)
                                                            -----------------------------------

Cash flows from financing activities -
  Decrease in advances from affiliates, net                  (4,904)       (2,083)       (1,176)
                                                            -----------------------------------

        Net increase (decrease) in cash                           5            (4)          (29)
Cash at beginning of year                                        13            17            46
                                                            -----------------------------------
Cash at end of year                                         $    18       $    13       $    17
                                                            ===================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $   435       $   254       $   169
                                                            ===================================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Partnership Operations

            Panama City Cellular Telephone Company Ltd. (the "Partnership") was formed on April 1, 1988, to construct and operate non-wireline cellular telephone systems in the Panama City, Florida, Metropolitan Statistical Area. On July 25, 1991, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), acquired 100 percent of the general partners' interest and a portion of the limited partners' interest.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW. The Partnership's direct owner is Panhandle Cellular Partnership ("Panhandle") Panhandle in turn is owned by Palmer Wireless Holdings, Inc. ("Holdings"). PCW is the 100% owner of Holdings.

            The Partnership is the 100% owner of Price Communications Wireless IX, Inc., the licenseholder for the Panama City MSA.

            Basis of Presentation

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation to licenses of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The accompanying financial statements do not include the assets and liabilities of the partners.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Other Intangible Assets

            Other intangible assets consist primarily of subscriber lists, which are being amortized using the straight-line method over 10 years.

            Revenue Recognition

            Service revenue includes local subscriber revenue.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

                  The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

                  Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

                  Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

      Operating Expenses - Engineering, Technical, and Other Direct

                  Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

      Income Taxes

                  The Consolidated Financial Statements prior to the adjustment of the value of the licenses made no provision for income taxes, as income or losses of the Partnership are to be included in the income tax returns of the individual partners. Such income or losses are proportionately allocated to the partners based upon their ownership interests. At December 31, 1998 and 1997, the Consolidated Balance Sheets include a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the revaluation in connection with the acquisition of PWI on October 7, 1997. This difference is being deferred over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax benefit for the years ended December 31, 1998 and 1997.

2)    Partners' Equity

                  In accordance with the Partnership agreement, the partners' proportionate share in cash distributions from current operations and net income or loss is calculated by dividing the partners' capital contribution by total partners' capital contributions.

                  The allocation of gain or loss to the partners arising from the sale of property will be in the same proportion as their share of net income or net loss of the Partnership.

3)    Related Party Transactions

                  The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities various items. Among these are the following arrangements:

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

3)    Related Party Transactions

            Consulting agreement with its parent for the management of the day-to-day operations of the Partnership. The agreement provides for a monthly management fee based upon 5 percent of revenues. The agreement also provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Partnership as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on the parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                      For the
                                                    Years Ended
                                                    December 31,
                                            1998        1997        1996
                                         ------------------------------------

      Management Fee                        $511        $403        $361
      Operating Expenses                     766         761         853
      Switching Service                      168         151         133
      Billing Service                        335         301         265
      Roaming Revenue                        331         189         125
      Roaming Cost                           132          93          41
      401(k) Match                            11          11          18
      Interest Income (Expense)              435          96         (67)

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

4)    Commitments and Contingencies

      The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Partnership, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. One of these leases is with a related party. Rent expense under these noncancelable leases amounted to $142, $140 and $142 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $14 in 1997 and 1996, were paid to a related party.

      At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                                                   Related
                                                    Party    Other
                                                    -----    -----
            Year ending December 31:
                     1999                           $ 15      $ 71
                     2000                             --        36
                     2001                             --        29
                     2002                             --        10
                     2003                             --         5
                                                    ----      ----
                                                    $ 15      $151
                                                    ====      ====

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Partners of Panhandle Cellular Partnership:

            We have audited the accompanying balance sheets of Panhandle Cellular Partnership (a Florida Limited Partnership) and subsidiary as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Panhandle Cellular Partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners
Panhandle Cellular Partnership:

            We have audited the accompanying consolidated statements of operations, partners' equity and cash flows for the year ended December 31, 1996 of Panhandle Cellular Partnership. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Panhandle Cellular Partnership for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ KPMG PEAT MARWICK LLP
                                                --------------------------------
                                                  KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                         PANHANDLE CELLULAR PARTNERSHIP
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                       December 31,
                                                                     1998        1997
                                                                     ----        ----
                                     Assets
Current Assets:
  Cash                                                             $    18      $    13
  Trade accounts receivable, less allowance for doubtful
    accounts of $29 in 1998 and $42 in 1997                            961          842
  Inventory                                                            135           37
  Other current assets                                                  15           18
                                                                   --------------------

      Total current assets                                           1,129          910
                                                                   --------------------

Property and equipment:
  Land and land improvements                                           295          295
  Buildings and leasehold improvements                                 109          106
  Equipment and furnishings                                            239          252
  Cellular equipment                                                 4,810        5,008
                                                                   --------------------
                                                                     5,453        5,661
  Less accumulated depreciation and amortization                       692          184
                                                                   --------------------
      Net property and equipment                                     4,761        5,477
Advances to affiliates                                               6,809        1,905
Licenses and other intangibles, less accumulated amortization
  of $1,381 in 1998 and $30 in 1997                                 41,929       44,212
                                                                   --------------------
                                                                   $54,628      $52,504
                                                                   ====================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                    $    20      $    50
  Other accrued expenses                                                98           60
  Deferred revenue                                                     225          152
  Customer deposits                                                     68           25
                                                                   --------------------

      Total current liabilities                                        411          287
Deferred income taxes                                               13,169       14,863
Minority interest                                                      549          517
                                                                   --------------------
      Total liabilities                                             14,129       15,667
Commitments and contingencies
Partners' equity                                                    40,499       36,837
                                                                   --------------------
                                                                   $54,628      $52,504
                                                                   ====================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Operations
                                ($ in thousands)

                                                                        Years Ended
                                                                       December 31,
                                                          ----------------------------------------
                                                               1998           1997          1996
                                                               ----           ----          ----
Revenue:
  Service revenue                                            $  9,435       $  7,650      $  6,770
  Equipment sales and installation                                780            403           441
                                                             -------------------------------------

      Total revenue                                            10,215          8,053         7,211
                                                             -------------------------------------

Operating expenses:
  Engineering, technical and other direct                       1,527          1,258         1,392
  Cost of equipment                                             1,198            807           916
  Sales and marketing                                             796            543           425
  General and administrative                                    2,099          2,100         2,052
  Depreciation and amortization                                 1,859            994           607
                                                             -------------------------------------

      Total operating expenses                                  7,479          5,702         5,392
                                                             -------------------------------------

      Operating income                                          2,736          2,351         1,819
                                                             -------------------------------------

Interest income (expense)                                         435             97           (66)
Minority interest                                                 (32)           (24)          (17)
                                                             -------------------------------------

      Income before taxes                                       3,139          2,424         1,736
Deferred tax benefit                                              374             93            --
                                                             -------------------------------------
      Net income                                             $  3,513       $  2,517      $  1,736
                                                             =====================================

                   Consolidated Statement of Partners' Equity
                                                                                           Total
                                                                                          --------
Balance at December 31, 1996                                                                 5,472
Net income                                                                                   2,517
"Push-down" of Price Communication Wireless Inc.'s
  acquisition price                                                                         28,848
                                                                                          --------
Balance at December 31, 1997                                                                36,837
Adjustment for finalization of "push down" of Price Communications
  Wireless, Inc.'s acquisition price                                                           149
Net income                                                                                   3,513
                                                                                          --------
Balance at December 31, 1998                                                              $ 40,499
                                                                                          ========

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                         Years Ended
                                                                         December 31,
                                                            -----------------------------------
                                                              1998         1997           1996
                                                              ----         ----           ----
Cash flows from operating activities:
  Net income                                                $ 3,513       $ 2,517       $ 1,736
                                                            -----------------------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           1,859           994           607
      Deferred income taxes                                    (374)          (93)           --
      Minority interest share of income                          32            24            17
      (Increase) decrease in trade accounts receivable         (119)          131           (73)
      (Increase) decrease in inventory                          (99)          106           (11)
      Decrease in other current assets                            3             2            16
      Increase (decrease) in accrued expenses                     8          (146)         (189)
      Decrease in accrued interest due to
        affiliates                                               --            --          (102)
      Increase (decrease) in deferred revenue                    72            (8)           13
      Increase  in customer deposits                             43            --             7
                                                            -----------------------------------

        Total adjustments                                     1,425         1,010           285
                                                            -----------------------------------

        Net cash provided by operating activities             4,938         3,527         2,021
                                                            -----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                           (29)       (1,182)         (871)
  Purchase of other intangibles                                  --          (266)           (3)
                                                            -----------------------------------

        Net cash used in investing activities                   (29)       (1,448)         (874)
                                                            -----------------------------------

Cash flows from financing activities:
  Increase in advances to affiliates, net                    (4,904)       (2,083)       (1,176)
                                                            -----------------------------------

        Net increase (decrease) in cash                           5            (4)          (29)
Cash at beginning of year                                        13            17            46
                                                            -----------------------------------
Cash at end of year                                         $    18       $    13       $    17
                                                            -----------------------------------

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $   435       $   254       $   169
                                                            ===================================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Partnership Operations

            Panhandle Cellular Partnership. (the "Partnership") was formed on January 1, 1987, to construct and operate non-wireline cellular telephone systems in the Panama City, Florida, Metropolitan Statistical Area. The Partnership is the 99.01% partner of Panama City Cellular Telephone Co., Ltd. which was formed on April 1, 1988. On July 25, 1991, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), acquired an interest in the Partnership.

            In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which has a 78.41% ownership interest. Holdings, which was formed in January, 1994, is 100% owned by PCW.

            The Partnership's subsidiary is the 100% owner of Price Communications Wireless IX, Inc., the license holder for the Panama City MSA.

            Basis of Presentation

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998, the allocation was finalized resulting in an allocation to licenses of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. The license is being amortized over a period of 40 years.

            The accompanying financial statements do not include the assets and liabilities of the partners.

                         PANHANDLE CELLULAR PARTNERSHIP
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Other Intangible Assets

            Other intangible assets consist primarily of subscriber lists, which are being amortized using the straight-line method over 10 years.

            Revenue Recognition

            Service revenue includes local subscriber revenue.

                         PANHANDLE CELLULAR PARTNERSHIP
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies

            The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses - Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

            Income Taxes

            The Consolidated Financial Statements prior to the adjustment of the value of the licenses made no provision for income taxes, as income or losses of the Partnership are to be included in the income tax returns of the individual partners. Such income or losses are proportionately allocated to the partners based upon their ownership interests. At December 31, 1998 and 1997, the Consolidated Balance Sheets include a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the revaluation in connection with the acquisition of PWI on October 7, 1997. This difference is being deferred over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax credit for the years ended December 31, 1998 and 1997.

2)    Partners' Equity

            In accordance with the Partnership agreement, the partners' proportionate share in cash distributions from current operations and net income or loss is calculated by dividing the partners' capital contribution by total partners' capital contributions.

            The allocation of gain or loss to the partners arising from the sale of property will be in the same proportion as their share of net income or net loss of the Partnership.

3)    Related Party Transactions

            The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities various items. Among these are the following arrangements:

                         PANHANDLE CELLULAR PARTNERSHIP
             Notes to Consolidated Financial Statements (Continued)

3)    Related Party Transactions (Continued)

            Consulting agreement with its parent for the management of the day-to-day operations of the Partnership. The agreement provides for a monthly management fee based upon 5 percent of revenues. The agreement also provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Partnership as out-of-pocket costs.. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on the parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                     For the
                                                   Years Ended
                                                   December 31,
                                           1998        1997        1996
                                      -------------------------------------

      Management Fee                       $511        $403        $361
      Operating Expenses                    766         761         853
      Switching Service                     168         151         133
      Billing Service                       335         301         265
      Roaming Revenue                       332         189         125
      Roaming Cost                          132          93          41
      401(k) Match                           11          11          18
      Interest income (Expense)             435          96         (67)

                         PANHANDLE CELLULAR PARTNERSHIP
             Notes to Consolidated Financial Statements (Continued)

4)    Commitments and Contingencies

            The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Partnership's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Partnership, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. One of these leases is with a related party. Rent expense under these noncancelable leases amounted to $142, $140 and $142 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $14 in 1997 and 1996 were paid to a related party.

            At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                                             Related
                                              Party          Other
                                              -----          -----
                     Year ending December 31:
                     1999                     $ 15            $ 71
                     2000                       --              36
                     2001                       --              29
                     2002                                       10
                     2003                                        5
                                              ----            ----
                                              $ 15            $151
                                              ====            ====

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Partners of Savannah Cellular Limited Partnership:

            We have audited the accompanying consolidated balance sheets of Savannah Cellular Limited Partnership (A Delaware Limited Partnership) and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savannah Cellular Limited Partnership as of December 31, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Partners
Savannah Cellular Limited Partnership:

            We have audited the accompanying consolidated statements of operations, partners' equity and cash flows for the year ended December 31, 1996 of Savannah Cellular Limited Partnership (a Delaware Limited Partnership). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Savannah Cellular Limited Partnership (a Delaware Limited Partnership) for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP
                                               ---------------------------------
                                                 KPMG Peat Marwick LLP

Des Moines, Iowa
January 30, 1997

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                        December 31,
                                                                     1998          1997
                                                                     ----          ----
                                     Assets
Current Assets:
  Cash                                                             $     14       $    24
  Trade accounts receivable, less allowance for doubtful
    accounts of $108 in 1998 and $265 in 1997                         1,751           950
  Inventory                                                             368            91
  Other current assets                                                   30            35
                                                                   ----------------------

      Total current assets                                            2,163         1,100
                                                                   ----------------------

Property and equipment:
  Land and land improvements                                            715           704
  Buildings and leasehold improvements                                  975           812
  Equipment and furnishings                                             278           240
  Cellular equipment                                                 10,457        10,265
                                                                   ----------------------
                                                                     12,425        12,021
  Less accumulated depreciation and amortization                      2,469         1,036
                                                                   ----------------------

      Net property and equipment                                      9,956        10,985
                                                                   ----------------------

Licenses and other intangibles, less accumulated amortization
  of $2,583 in 1998 and $536 in 1997                                 74,690        78,416
                                                                   ----------------------
                                                                   $ 86,809       $90,501
                                                                   ======================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                    $     43       $   135
  Other accrued expenses                                                190            95
  Deferred revenue                                                      390           184
  Customer deposits                                                      64            59
                                                                   ----------------------

      Total current liabilities                                         687           473
Deferred income taxes                                                22,103        26,523
Advances from affiliates                                                 (3)        6,742
                                                                   ----------------------

      Total liabilities                                              22,787        33,738
Commitments and contingencies
Partners' equity                                                     64,022        56,763
                                                                   ----------------------
                                                                   $ 86,809       $90,501
                                                                   ======================

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHIP
                        (A Delaware Limited Partnership)
           Consolidated Statements of Operations and Partners' Equity
                                ($ in thousands)

                                                                       Years Ended
                                                                       December 31,
                                                             ---------------------------------
                                                              1998         1997         1996
                                                              ----         ----         ----
Revenue:
  Service revenue                                            $17,987      $14,264      $13,309
  Equipment sales and installation                             1,145          611          501
                                                             ---------------------------------

      Total revenue                                           19,132       14,875       13,810
                                                             ---------------------------------

Operating expenses:
  Engineering, technical and other direct                      3,492        2,854        2,909
  Cost of equipment                                            2,134        1,623        1,211
  Sales and marketing                                          2,123        1,238        1,118
  General and administrative                                   3,032        2,570        2,421
  Depreciation and amortization                                3,480        2,104        2,439
                                                             ---------------------------------

      Total operating expenses                                14,261       10,389       10,098
                                                             ---------------------------------

      Operating income                                         4,871        4,486        3,712
Loss on sale of assets                                            --           10           --
Interest expense                                                 368          746        1,009
                                                             ---------------------------------

      Income before taxes                                      4,503        3,730        2,703
Deferred tax benefit                                             667          167           --
                                                             ---------------------------------
      Net income                                             $ 5,170      $ 3,897      $ 2,703
                                                             =================================

                   Consolidated Statements of Partners' Equity
Balance at December 31, 1996                                                            51,826
Net income                                                                               3,897
"Push-down" of Price Communications Wireless,
  Inc.'s acquisition price                                                               1,040
                                                                                       -------
Balance at December 31, 1997                                                            56,763
Adjustment for finalization of "push down" of Price Communications
   Wireless, Inc.'s acquisition price                                                    2,089
Net income                                                                               5,170
                                                                                       -------
Balance at December 31, 1998                                                           $64,022
                                                                                       =======

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHSIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                       Years Ended
                                                                       December 31,
                                                            -----------------------------------
                                                              1998          1997         1996
                                                              ----          ----         ----
Cash flows from operating activities:
  Net income                                                $ 5,170       $ 3,897       $ 2,703
                                                            -----------------------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           3,480         2,104         2,439
      Deferred taxes                                           (667)         (167)           --
      (Increase) decrease in trade accounts receivable         (801)          (78)        1,429
      (Increase) decrease in inventory                         (277)          161          (156)
      Decrease (increase) in other current assets                 5            (9)           (2)
      Increase (decrease) in accrued expenses                     3          (145)         (319)
      Increase in deferred revenue                              207            19           109
      Increase (decrease) in customer deposits                    5            (4)          (13)
                                                            -----------------------------------

        Total adjustments                                     1,955         1,881         3,487
                                                            -----------------------------------

        Net cash provided by operating activities             7,125         5,778         6,190
Cash flows from investing activities:
  Purchases of property and equipment                          (390)       (4,288)       (2,516)
Cash flows from financing activities:
  Decrease in advances to affiliates, net                    (6,745)       (1,514)       (3,630)
                                                            -----------------------------------

        Net (decrease) increase in cash                         (10)          (24)           44
Cash at beginning of year                                        24            48             4
                                                            -----------------------------------
Cash at end of year                                         $    14       $    24       $    48
                                                            ===================================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                    $   368       $   747       $ 1,009
                                                            ===================================

See accompanying notes to consolidated financial statements

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997, and 1996

1)    Summary of Significant Accounting Policies

            Partnership Operations

            Savannah Cellular Limited Partnership (the "Partnership") was formed on June 21, 1987, to construct and operate certain non-wireline cellular telephone systems in Bryan, Chatham and Effingham counties, Georgia. On December 1, 1995, Palmer Wireless Holdings, Inc. ("Holdings"), a subsidiary of Palmer Wireless, Inc. ("PWI"), acquired Georgia Metronet, Inc., which owned 47.6226 percent of the Partnership directly through its 100 percent ownership of the Savannah General Partnership, the general partner of the Partnership. As such, Holdings purchased 97.8816 percent of the Partnership's general and limited partnership interests on December 1, 1995.

            On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Holdings which was formed in January, 1994. PCW is the 100% owner of Holdings.

            The Partnership is the 100% owner of Price Communications Wireless VIII, Inc., the license holder for the Savannah MSA.

            Basis of Presentation

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $79.0 million during 1998, the allocation was finalized resulting in an allocation to licenses of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting, which are being amortized over a period of 40 years. Prior to October 6, 1997, Holdings utilized "push down accounting."

            The accompanying financial statements do not include the assets and liabilities of the partners.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Inventory

            Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Property and Equipment

            The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred.

            Property and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

            Acquisitions and Licenses

            The cost of acquired companies is allocated first to the identifiable assets, including licenses based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period. Subsequent to the acquisition of the license, the Partnership continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Partnership utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Revenue Recognition

            Service revenue includes local subscriber revenue and roamer revenue.

            The Partnership earns local subscriber revenue by providing access to the cellular network (access revenue) or, as applicable, for usage of the cellular network (airtime revenue). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

            Roamer revenue represents revenue earned by the Partnership for usage of the cellular network by subscribers of other cellular carriers. Roamer revenue is recognized when the services are rendered.

            Equipment sales and installation revenue is recognized upon delivery or installation of the equipment to the customer.

            Operating Expenses -Engineering, Technical, and Other Direct

            Engineering, technical, and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

1)    Summary of Significant Accounting Policies (Continued)

            Income Tax

            The Consolidated Financial Statements prior to the adjustment of the value of the licenses made no provision for income taxes, as income and losses of the Partnership are included in the income tax returns of the individual partners. At December 31, 1998 and 1997, the Consolidated Balance Sheets include a net deferred tax liability as a result of the difference between the tax and book basis of the license as a result of the revaluation in connection with the PWI acquisition on October 7, 1997. The difference is being deferred over a 40 year period and accordingly the Consolidated Statements of Operations reflect a tax benefit for the years ended December 31, 1998 and 1997.

2)          Partners' Equity

            In accordance with the Partnership agreement, for financial and tax reporting purposes, the income or loss from operations of the Partnership will be allocated to the partners in accordance with their respective ownership of outstanding partnership units. However, to the extent any loss allocation exceeds a partner's financial or tax reporting capital account, the loss will be allocated among the remaining partners having the economic risk of loss. The burden of economic risk corresponds to liabilities in which a partner has the economic risk of loss. Net income will be allocated first to those partners that were previously allocated losses.

            The allocation of gain or loss to the partners arising from the sale of property will be in the same proportion as they share net income or note loss of the Partnership.

3)          Related Party Transactions

            The Partnership has various agreements with its parent whereby the Partnership is charged or can charge other related entities various items. Among these are the following arrangements:

            Consulting agreement with its parent for the management of the day-to-day operations of the Company. The agreement provides for reimbursement of out-of-pocket costs. Certain property and equipment acquisitions and expenses related to the operations of the system have been allocated to the Partnership as out-of-pocket costs. Property and equipment acquisitions are allocated based on specific identification. Operating expenses are allocated to the Partnership based on the parent's estimate of its time spent managing the Partnership.

            Regionalized switching service: These monthly charges are based on minutes of use.

            Centralized billing service: The monthly charges are based on the number of bills printed.

            Reciprocal roaming revenue and cost: The Partnership enjoys favorable reciprocal roaming arrangements with its affiliates. The revenue is included in service revenue in the statements of operations. Cost of incollect roaming related to these arrangements, is included in engineering, technical and other direct operating expenses in the Consolidated Statements of Operations.

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

3)    Related Party Transactions (Continued)

            401(k) Matching Provision: The Partnership's parent has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. The Partnership participates in this plan and was allocated 401(k) retirement and matching expense.

            Interest on advances: The balance of the advances from PWI and PCW and affiliates is a result of the allocation of property and equipment acquisitions, operating expenses and accrued interest thereon. The advances accrue interest at 2 percent above the prime rate.

            The Partnership's accounts payable and disbursement function are performed by its parent. Under this centralized system, all payments are made by the parent and all accounts payable are recorded by the parent.

            The following table indicates the amounts included in the accompanying statements of operations for the appropriate accounting periods ($ in thousands):

                                                        For the
                                                      Years Ended
                                                      December 31,
                                             1998         1997        1996
                                          -------------------------------------

      Operating Expenses                    $1,418       $1,347      $1,346
      Switching Service                        315          249         173
      Billing Service                          633          497         345
      Roaming Revenue                        1,145          795         567
      Roaming Cost                           1,239          749         339
      401(k) Match                              16           14          25
      Interest                                 368          747       1,009

4)    Commitments and Contingencies

            The Partnership is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

            The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Partnership's Consolidated Financial Statements.

5)    Leases ($ in thousands)

            The Partnership, as lessee, has various noncancelable leases for certain cellular plant facilities, office facilities, and office equipment, all of which are classified as operating leases. Rent expenses under these noncancelable leases was $ 258, $227, and $267 for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, the approximate minimum rental commitments under noncancelable operating leases were as follows:

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements (Continued)

5)    Leases ($ in thousands) (Continued)

            Year ending December 31:

                   1999                    $ 254
                   2000                      206
                   2001                      104
                   2002                       29
                   2003                        8
                                           -----
                                           $ 601
                                           =====

                            CEI COMMUNICATIONS, INC.
                                 Balance Sheets
                                ($ in thousands)
                               Ended December 31,

                                                                        1998      1997
                                                                        --------------
                                     Assets
Investment in Macon Cellular Telephone Systems Limited Partnership      $564      $573
                                                                        ==============

Commitments and contingencies

                                     Equity
Common stock, $1.00 par value, 150,000 shares authorized,
  500 shares issued and outstanding                                     $ --      $ --
Retained earnings                                                        564       573
                                                                        --------------
                                                                        $564      $573
                                                                        ==============

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Operations
                                ($ in thousands)
                  For the Years Ended December 31 (Unaudited),

                                                              1998      1997      1996
                                                              ------------------------
Partnership income from Macon Cellular Telephone Systems
  Limited Partnership                                         $ 91      $ 70      $ 66
Retained earnings beginning of year                            573       503       437
                                                              ------------------------

Retained earnings end of year                                 $664      $573      $503
                                                              ========================

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                  For the Years Ended December 31 (Unaudited),

                                                   1998       1997       1996
                                                   --------------------------
Net income                                         $ 91       $ 70       $ 66
Increase in investment account                     ($91)      ($70)      ($66)
                                                   --------------------------

Increase in cash                                   $  0       $  0       $  0
                                                   ==========================

             See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                     Notes to Unaudited Financial Statements
            Years Ended December 31, 1998, 1997 and 1996 (Unaudited),

1)    Summary of Significant Accounting Policies

            CEI Communications, Inc. (the "Company") has a 1.06% partnership interest in Macon Cellular Telephone Systems Limited Partnership. The Company is owned 100% by Palmer Wireless Holdings, Inc.

2)    Commitments and Contingencies

            The Company is listed as a guarantor for Price Communications Wireless, Inc.'s $525.0 million 9 1/8 % Senior Secured Notes due 2006. Price Communications Wireless, Inc. ("PCW") is the parent of Palmer Wireless Holdings, Inc. All of PCW's direct and indirect subsidiaries are also listed as guarantors.

                        PANAMA CITY COMMUNICATIONS INC.
                                 Balance Sheets
                          ($ in thousands) (Unaudited)

                                                              December 31,
                                                        1998     1997     1996
                                                        ----     ----     ----
                                     Assets

Investment in Panama City Cellular
  Telephone Co. Inc.                                    $111      $79      $54
                                                        ======================

                                     Equity

Common stock, no par value: 100 shares authorized,
  issued and outstanding                                $ --      $--      $--
Retained earnings                                        111       79       54
                                                        ----------------------
                                                        $111      $79      $54
                                                        ======================

                        PANAMA CITY COMMUNICATIONS INC.
                            Statements of Operations
                          ($ in thousands) (Unaudited)

                                                        Years Ended
                                                        December 31,
                                                   ----------------------
                                                   1998     1997     1996
                                                   ----     ----     ----
Partnership income from Panama
  City Cellular Telephone Co. Ltd.                 $ 32      $25      $17

Retained earnings beginning of year                  79       54       37
                                                   ----------------------

Retained earnings end of period                    $111      $79      $54
                                                   ======================

                        PANAMA CITY COMMUNICATIONS INC.
                            Statements of Cash Flows
                                ($ in thousands)

                                                          Years Ended
                                                     December 31 (Unaudited),
                                                   --------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
Net income                                         $ 32       $ 25       $ 17

Increase in investment account account              (32)       (25)       (17)
                                                   --------------------------

Increase in cash                                   $  0       $  0       $  0
                                                   ==========================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Price Communications Wireless II, Inc.:

            We have audited the accompanying balance sheets of Price Communications Wireless II, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless II, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS II, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                             1998           1997
                                                                             ----           ----
                                     Assets

Cellular license, net of accumulated amortization of $10,533 in 1998
  and $2,060 in 1997                                                      $ 312,733       $ 327,601
                                                                          =========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                            $  95,724       $ 110,745
Commitments and contingencies                                                    --              --

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                   --              --
Paid-in capital                                                             224,058         218,219
(Accumulated Deficit)                                                        (7,049)         (1,363)
                                                                          -------------------------

Total stockholder's equity                                                  217,009         216,856
                                                                          -------------------------

Total liabilities and stockholder's equity                                $ 312,733       $ 327,601
                                                                          =========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                       1998               1997
                                                       ----               ----

Amortization of cellular license                      $ 8,473           $ 2,060
Deferred tax benefit                                    2,787               697
                                                      -------------------------
Net (loss)                                            $(5,686)          ($1,363)
                                                      =========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                        1998              1997
                                                        ----              ----

Net (loss)                                           $ (5,686)          ($1,363)
Amortization of cellular license                        8,473             2,060
Decrease in deferred tax liability                     (2,787)             (697)
                                                     --------------------------
Net change in cash                                    $     0           $     0
                                                     ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

      Corporation Operations

            Price Communications Wireless II, Inc. ("Wireless II") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Palmer Wireless Holdings Inc. which in turn is 100% owned by its parent Price Communications Wireless Inc. ("PCW"), the Registrant. The Company owns the non-wireline licenses of the AL-5 RSA, AL-8 RSA, GA-7 RSA, GA-8 RSA, GA-9 RSA, GA-10 RSA, GA-12 RSA, Augusta Georgia MSA and the interim operating authority for SC-7 RSA.

      Financial Statement Basis

            On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $330.0 million. During 1998, the preliminary aloocation was finalized resulting in an allocation of approximately $323.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. is 100% owned by PCW and accordingly the value of the license allocated to it was contributed to Wireless II.

      Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Tax Liability

            For financial statement purposes, the Company, recognizes deferred taxes as it relates to the difference between financial statement and income tax basis of the licenses.

      Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Price Communications Wireless III, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless III (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless III, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS III, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998          1997
                                                                           ----          ----
                                     Assets

Cellular license, net of accumulated amortization of $1,576 in 1998
  and $315 in 1997                                                       $ 47,368       $ 50,124
                                                                         =======================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 17,526       $ 16,944
Commitments and contingencies                                                  --             --

                            Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                 --             --
Paid-in capital                                                            30,884         33,388
(Accumulated Deficit)                                                      (1,042)          (208)
                                                                        ------------------------

Total stockholder's equity                                                 29,842         33,180
                                                                        ------------------------

Total liabilities and stockholder's equity                               $ 47,368       $ 50,124
                                                                         =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998            1997
                                                          ----            ----

Amortization of cellular license                        $ 1,261           $ 315
Tax credit                                                  427             107
                                                        -----------------------
Net (loss)                                                ($834)          ($208)
                                                        =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Net (loss)                                                ($834)          ($208)
Amortization of cellular license                          1,261             315
Decrease in deferred tax liability                         (427)           (107)
                                                        -----------------------
Net change in cash                                      $     0           $   0
                                                        =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless III, Inc. ("Wireless III") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Dothan Cellular Telephone Co. Inc. ("Dothan") whose financial statements are included elsewhere in this document. Dothan in turn is 100% owned by Cellular Systems of Southeast Alabama, Inc. ("Cellular Systems"). Palmer Wireless Holdings, Inc.("Holdings") has a 94.6% ownership interest in Cellular Systems. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Dothan (Dothan MSA), the operating entity.

            Financial Statement Basis

            On May 23, 1997, PCW, and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the preliminary allocation was finalized resulting in an allocation $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless III. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Shareholders of Price Communications Wireless IV, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless IV (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS IV, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998            1997
                                                                           ----            ----
                                     Assets

Cellular license, net of accumulated amortization of $3,544 in 1998
  and $709 in 1997                                                       $ 107,449       $ 112,666
                                                                         =========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $  39,756       $  38,086
Commitments and contingencies                                                   --              --

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                  --              --
Paid-in capital                                                             70,038          75,049
(Accumulated Deficit)                                                       (2,345)           (469)
                                                                         -------------------------

Total stockholder's equity                                                  67,693          74,580
                                                                         -------------------------

Total liabilities and stockholder's equity                               $ 107,449       $ 112,666
                                                                         =========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                         1998              1997
                                                         ----              ----

Amortization of cellular license                        $ 2,835           $ 709
Tax credit                                                  959             240
                                                       ------------------------
Net (loss)                                             ($ 1,876)          ($469)
                                                       ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Net (loss)                                             ($ 1,876)          ($469)
Amortization of cellular license                          2,835             709
Decrease in deferred tax liability                         (959)           (240)
                                                       ------------------------
Net change in cash                                      $     0           $   0
                                                       ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless IV, Inc. ("Wireless IV") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Montgomery Cellular Telephone Co. Inc. ("Montgomery"). Montgomery in turn is 100% owned by its parent, Montgomery Cellular Holding Co. Inc. ("Montgomery Holdings"), the operating entity. Palmer Wireless Holdings, Inc. has a 92.8% ownership interest in Montgomery Holdings. Palmer Wireless Holdings, Inc. is 100% owned by Price Communications Wireless, Inc.,("PCW"). The Company owns the non-wireline license of Montgomery Holdings (Montgomery MSA).

            Financial Statement Basis

            On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IV. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not br recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Shareholders of Price Communications V, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless V, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                      PRICE COMMUNICATIONS WIRELESS V, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998           1997
                                                                           ----           ----
                                     Assets

Cellular license, net of accumulated amortization of $2,444 in 1998
  and $489 in 1997                                                       $ 74,209       $ 77,813
                                                                         =======================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 11,759       $ 26,305

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares
Paid-in capital                                                            64,069         51,832
(Accumulated Deficit)                                                      (1,619)          (324)
                                                                        ------------------------

Total stockholder's equity                                                 62,450         51,508
                                                                        ------------------------

Total liabilities and stockholder's equity                               $ 74,209       $ 77,813
                                                                         =======================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                         1998             1997
                                                         ----             ----

Amortization of cellular license                        $ 1,955           $ 489

Tax credit                                                  662             165
                                                        -----------------------

Net (loss)                                              ($1,293)          ($324)
                                                        =======================

                   See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998            1997
                                                          ----            ----

Net (loss)                                              ($1,293)          ($324)
Amortization of cellular license                          1,955             489
Decrease in deferred tax liability                         (662)           (165)
                                                        -----------------------
Net change in cash                                      $     0           $   0
                                                        =======================

                   See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless V, Inc. ("Wireless V") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Cellular Dynamics Telephone Company of Georgia ("Cellular Dynamics"). Cellular Dynamics in turn is 100% owned by its parent Albany Cellular Partners ("Albany"), the operating entity. Palmer Wireless Holdings, Inc.("Holdings"), has an 86.5% ownership interest in Albany. Holdings is 100% owned by Price Communications Wireless, Inc.("PCW"). The Company owns the non-wireline license of Albany (Albany MSA and GA-13 RSA).

            Financial Statement Basis

            On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless V. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                   REPORT OF INDEPENDENT REPORT OF ACCOUNTANTS

To the Shareholders of Price Communications Wireless VI, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless VI, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless VI as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS VI, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998            1997
                                                                           ----            ----
                                     Assets

Cellular license, net of accumulated amortization of $2,860 in 1998
  and $572 in 1997                                                       $ 86,841       $ 90,933
                                                                         =======================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 28,506       $ 30,740

                            Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares
Paid-in capital                                                            60,229         60,372
(Accumulated Deficit)                                                      (1,894)          (379)
                                                                         -----------------------

Total stockholder's equity                                                 58,335         60,193
                                                                         -----------------------

Total liabilities and stockholder's equity                               $ 86,841       $ 90,933
                                                                         =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998            1997
                                                          ----            ----

Amortization of cellular license                        $ 2,288           $ 572
Tax credit                                                  773             193
                                                       ------------------------
Net (loss)                                              ($1,515)          ($379)
                                                       ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Net (loss)                                              ($1,515)          ($379)
Amortization of cellular license                          2,288             572
Decrease in deferred tax liability                         (773)           (193)
                                                        ------------------------
Net change in cash                                      $     0           $   0
                                                        =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless VI, Inc. ("Wireless VI") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Columbus Cellular Telephone Company ("Columbus Cellular"). Palmer Wireless Holdings, Inc.("Holdings") has an 85.2% ownership interest in Columbus Cellular Holdings and is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Columbus Cellular (Columbus MSA and the GA-6 A2 RSA.

            Financial Statement Basis

            On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VI. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Price Communications Wireless VII, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless VII (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless VII, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS VII, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998            1997
                                                                           ----            ----
                                     Assets

Cellular license, net of accumulated amortization of $4,334 in 1998
  and $867 in 1997                                                       $ 131,577       $ 137,788
                                                                         =========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $  40,888       $  46,579

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares
Paid-in capital                                                             93,558          91,783
(Accumulated Deficit)                                                       (2,869)           (574)
                                                                         -------------------------

Total stockholder's equity                                                  90,689          91,209
                                                                         -------------------------

Total liabilities and stockholder's equity                               $ 131,577       $ 137,788
                                                                         =========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Amortization of cellular license                       $ 3,467            $ 867
Tax credit                                               1,172              293
                                                       ------------------------
Net (loss)                                             ($2,295)           ($574)
                                                       ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Net (loss)                                              ($2,295)          ($574)
Amortization of cellular license                          3,467             867
Decrease in deferred tax liability                       (1,172)           (293)
                                                       ------------------------
Net change in cash                                      $     0           $   0
                                                       ========================

                   See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless VII, Inc. ("Wireless VII") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Macon Cellular Telephone Systems Limited Partnership ("Macon"). C.E.I. Communications Inc. ("CEI") is the general partner of Macon and holds a 1.06% ownership interest in Macon. Palmer Wireless Holdings, Inc.("Holdings") is the 100% owner of CEI and has a 99.2% ownership interest in Macon when combined with its ownership of CEI. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Macon (Macon MSA and the GA-6 A1 RSA.

            Financial Statement Basis

            On May 23, 1997, PCW, and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $135.9 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VII. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Price Communications Wireless VIII, Inc.:

      We have audited the accompanying balance sheet of Price Communications Wireless VIII, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless VIII, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended n conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                          1998           1997
                                                                          ----           ----
                                     Assets

Cellular license, net of accumulated amortization of $2,583 in 1998
  and $493 in 1997                                                       $ 74,690       $ 78,459
                                                                         =======================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 22,103       $ 26,523

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares
Paid-in capital                                                            54,336         52,262
(Accumulated Deficit)                                                      (1,749)          (326)
                                                                         -----------------------

Total stockholder's equity                                                 52,587         51,936
                                                                         -----------------------

Total liabilities and stockholder's equity                               $ 74,690       $ 78,459
                                                                         =======================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                         1998              1997
                                                         ----              ----

Amortization of cellular license                        $ 2,090           $ 493
Tax credit                                                  667             167
                                                       ------------------------
Net (loss)                                             ($ 1,423)          ($326)
                                                       ========================

                See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                         1998              1997
                                                         ----              ----

Net (loss)                                             ($ 1,423)          ($326)
Amortization of cellular license                          2,090             493
Decrease in deferred tax liability                         (667)           (167)
                                                       ------------------------
Net change in cash                                      $     0           $   0
                                                       ========================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)        Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless VIII, Inc. ("Wireless VIII") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Savannah Cellular Limited Partnership ("Savannah"). Palmer Wireless Holdings, Inc.("Holdings") has a 98.5% ownership interest in Savannah. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Savannah (Savannah MSA).

            Financial Statement Basis

            On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of 79.0 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VIII. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Price Communications Wireless IX, Inc.:

      We have audited the accompanying balance sheets of Price Communications Wireless IX, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Price Communications Wireless IX as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

New York, New York
February 10, 1999

                     PRICE COMMUNICATIONS WIRELESS IX, INC.

                                 Balance Sheets
                       ($ in thousands except share data)
                           December 31, 1998 and 1997

                                                                           1998           1997
                                                                           ----           ----
                                     Assets

Cellular license, net of accumulated amortization of $1,381 in 1998
  and $277 in 1997                                                       $ 41,929       $ 43,965
                                                                         =======================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 13,170       $ 14,863

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares
Paid-in capital                                                            29,674         29,286
(Accumulated deficit)                                                        (915)          (184)
                                                                         -----------------------

Total stockholder's equity                                                 28,759         29,102
                                                                         -----------------------

Total liabilities and stockholder's equity                               $ 41,929       $ 43,965
                                                                         =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.

                            Statements of Operations
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                          1998             1997
                                                          ----             ----

Amortization of cellular license                        $ 1,104           $ 277
Tax benefit                                                 373              93
                                                       ------------------------
Net (loss)                                                ($731)          ($184)
                                                       ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.

                            Statements of Cash Flows
                                ($ in thousands)
                 For the Years Ended December 31, 1998 and 1997

                                                        1998             1997
                                                        ----             ----

Net (loss)                                                ($731)          ($184)
Amortization of cellular license                          1,104             277
Decrease in deferred tax liability                         (373)            (93)
                                                       ------------------------
Net change in cash                                      $     0           $   0
                                                       ========================

                   See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

1)    Summary of Significant Accounting Policies

            Corporation Operations

            Price Communications Wireless IX, Inc. ("Wireless IX") ("Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Panama Cellular Telephone Company, Ltd. ("Panama City"), the operating entity. Panama City in turn is owned by Panhandle Cellular Partnership ("PCP") and by Panama City Communications, Inc. ("PCCI"), which owns .99% of Panama City and which is 100% owned by Palmer Wireless Holdings, Inc.("Holdings"). Through its ownership of PCP and PCCI, Palmer Wireless Holdings, Inc. has a 78.4% ownership interest in Panama City. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Panama City(Panama City MSA).

            Financial Statement Basis

            On May 23, 1997, Price Communications Wireless, Inc. ("PCW"), the parent of Palmer Wireless Holdings, Inc. and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

            For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid in capital to finalize "push down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IX. During the year ended December 31, 1998 the allocation was finalized and accordingly the value of the license along with the amount of deferred taxes associated with the license was adjusted.

            Licenses

            Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

            Deferred Income Taxes

            For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

            Commitments and Contingencies

            The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

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

                                 PRICE COMMUNICATIONS WIRELESS, INC.


                                 By:             /S/ ROBERT PRICE
                                     -------------------------------------------
                                                   Robert Price
                                         Director, President and Treasurer


                                 By:            /S/ KIM I. PRESSMAN
                                     -------------------------------------------
                                                  Kim I. Pressman
                                     Vice President and Chief Financial Officer


                                 By:         /S/ MICHAEL WASSERMAN
                                     -------------------------------------------
                                                 Michael Wasserman
                                     Vice President and Chief Accounting Officer

Dated:  February 26, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRICE COMMUNICATIONS WIRELESS, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer
                                  and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer, and
By:   /s/ ROBERT PRICE              Treasurer (Principal          March 31, 1999
-----------------------------       Executive Officer)
          Robert Price


By:   /s/ KIM I. PRESSMAN         Chief Financial Officer         March 31, 1999
-----------------------------
          Kim I. Pressman


By:   /s/ MICHAEL WASSERMAN       Chief Accounting Officer        March 31, 1999
-----------------------------
          Michael Wasserman

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PANAMA CITY COMMUNICATIONS, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PANAMA CITY CELLULAR TELEPHONE COMPANY LTD.

                              By: Panama City Communications, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PANHANDLE CELLULAR PARTNERSHIP

                              By: Palmer Wireless Holdings, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAVANNAH CELLULAR LIMITED PARTNERSHIP

                              By: Palmer Wireless Holdings, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CEI COMMUNICATIONS, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MACON CELLULAR TELEPHONE SYSTEMS, L.P.

                              By: CEI Communications, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COLUMBUS CELLULAR TELEPHONE COMPANY

                              By: Palmer Wireless Holdings, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Partnership has duly caused this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALBANY CELLULAR PARTNERS

                              By: Palmer Wireless Holdings, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Partnership's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA

                              By: Palmer Wireless Holdings, Inc.
                                  its managing partner

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONTGOMERY CELLULAR HOLDING CO., INC.

                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONTGOMERY CELLULAR TELEPHONE COMPANY, INC.


                                  /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DOTHAN CELLULAR TELEPHONE COMPANY, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PALMER WIRELESS HOLDINGS, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRICE COMMUNICATIONS WIRELESS II, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS III, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS IV, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS V, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS VI, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS VII, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS VIII, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS WIRELESS IX, INC.


                              By: /s/ ROBERT PRICE
                                  ----------------------------------------------
                                  Robert Price
                                  Director, President, Chief Executive Officer, Assistant Secretary and Treasurer

      Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Company's Statement on this Form 10K/A to be signed by the following persons in the capacities and on the dates indicated.

      Signature                            Title                        Date
      ---------                            -----                        ----
                                  Director, President, Chief
                                    Executive Officer,
      /s/ ROBERT PRICE              Assistant Secretary and       March 31, 1999
-----------------------------       Treasurer (Principal
          Robert Price              Financial Officer and
                                    Principal Executive
                                    Officer)


      /s/ KIM I. PRESSMAN         Vice-President, Secretary and   March 31, 1999
-----------------------------       Assistant Treasurer
          Kim I. Pressman           (Accounting Officer)

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