Form 10-Q
period 1999-03-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-04-27
CIK 1046202

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

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares outstanding of the issuer's common stock as of April 22, 1999 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998 .....   I-1

      Condensed Consolidated Statements of Operations - Three months ended
            March 31, 1999 and 1998 ...................................................   1-2

      Condensed Consolidated Statements of Cash Flows - Three months ended
            March 31, 1999 and 1998 ...................................................   1-3

      Notes to Condensed Consolidated Financial Statements ............................   1-4

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations .............................................................   1-6

PART II.    OTHER INFORMATION

   ITEM 1. Legal Proceedings ..........................................................  II-1

   ITEM 2. Changes in Securities ......................................................  II-1

   ITEM 3. Defaults Upon Senior Securities- None ......................................  II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders ........................  II-1

   ITEM 5. Other Information ..........................................................  II-1

   ITEM 6. Exhibits and Reports on Form 8-K ...........................................  II-1

SIGNATURES ............................................................................  II-2


Item 1.     Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)     (Audited)
                                                      March 31,     December 31,
                                                        1999            1998
                                                     ===========    ============

                                     Assets
                                     ------
Current assets:
       Cash and cash equivalents                     $   123,023    $   109,137
       Restricted cash                                    79,508         79,081
       Trade accounts receivable, net of
              allowance for doubtful accounts             20,913         20,508
       Receivable from other cellular carriers             2,412          2,282
       Prepaid expenses and deposits                         989            303
       Inventory                                           2,710          3,940
       Deferred income taxes                                 572          1,383
                                                     -----------    -----------

                Total current assets                     230,127        216,634

Net property and equipment                               145,621        144,828
Licenses, net of amortization                            871,263        876,952
Other intangible assets and other assets,
     at cost less accumulated amortization                25,504         25,320
                                                     -----------    -----------
                                                     $ 1,272,515    $ 1,263,734
                                                     ===========    ===========

                             Liabilities and Equity (Deficit)
                             ----------------------

Current liabilities:
       Payable to Price Communications Corporation   $       937    $     1,151
       Accounts payable and accrued expenses              23,102         21,616
       Accrued interest payable                           18,462         11,779
       Accrued salaries and employee benefits              1,974          2,656
       Deferred revenue                                    5,799          5,535
       Customer deposits                                   1,105            921
                                                     -----------    -----------

              Total current liabilities                   51,379         43,658

Long-term debt                                           700,000        700,000
Obligation of Parent Company                             215,065        209,432
Accrued income taxes - long term                          22,892         22,775
Deferred income taxes                                    287,825        290,370
Minority interests                                        10,148          9,530
                                                     -----------    -----------

              Total liabilities                        1,287,309      1,275,765
                                                     -----------    -----------

Commitments and contingencies

Stockholder's equity (deficit)                           (14,794)       (12,031)
                                                     -----------    -----------
                                                     $ 1,272,515    $ 1,263,734
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                           ====================
                                                             1999        1998
                                                           --------    --------

Revenue:
      Service                                              $ 52,821    $ 40,684
      Equipment sales and installation                        3,770       2,591
                                                           --------    --------
             Total revenue                                   56,591      43,275
                                                           --------    --------
Operating expenses:
      Engineering, technical and other direct                 8,313       6,367
      Cost of equipment                                       6,840       5,496
      Selling, general and administrative                    13,383      12,101
      Depreciation and amortization                          10,720      11,388
                                                           --------    --------
             Total operating expenses                        39,256      35,352
                                                           --------    --------
             Operating income                                17,335       7,923
                                                           --------    --------
Other income (expense):
      Interest expense, net                                 (21,156)    (17,825)
      Other income (expense), net                                53         (37)
                                                           --------    --------
             Total other expense                            (21,103)    (17,862)
                                                           --------    --------
             Income (loss) before minority interest
                share of income and income taxes             (3,768)     (9,939)
Minority interest share of income                              (617)       (460)
                                                           --------    --------
             Income (loss) before income taxes               (4,385)    (10,399)
Income tax benefit                                            1,622       3,828
                                                           --------    --------
             Net income (loss)                             $ (2,763)   $ (6,571)
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                               For the three months
                                                                                  ended March 31,
                                                                              ======================
                                                                                 1999        1998
                                                                              ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                                       $  (2,763)   $  (6,571)
                                                                              ---------    ---------
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                     10,720       11,382
               Minority interest share of income                                    618          460
               Deferred income taxes                                             (1,734)      (1,947)
               Loss on disposal of property                                          --           37
               Interest deferred and added to long-term debt                      5,633        2,886
               Amortization of deferred finance                                     594          546
               Increase in trade accounts receivable                               (535)        (501)
               Decrease (increase) in inventory                                   1,230         (725)
               Increase (decrease) in accounts payable and accrued expenses         921       (6,278)
               Increase (decrease) in accrued interest payable                    6,683       (6,076)
               Change in other accounts                                            (238)       1,182
                                                                              ---------    ---------
                  Total adjustments                                              23,892          966
                                                                              ---------    ---------
                    Net cash provided by (used in) operating activities          21,129       (5,605)
                                                                              ---------    ---------

Cash flows from investing activities:
      Capital expenditures                                                       (5,814)        (704)
      Increase in other intangible assets and other assets                         (788)          --
                                                                              ---------    ---------
                    Net cash used in investing activities                        (6,602)        (704)
                                                                              ---------    ---------

Cash flows from financing activities:
      Repayment of long-term debt                                                    --      (12,124)
      Interest earned on restricted cash                                           (427)          --
      Reduction in advances from Price Communications Corporation                  (214)      (1,670)
                                                                              ---------    ---------
                    Net cash used in financing activities                          (641)     (13,794)
                                                                              ---------    ---------

                    Net increase (decrease) in cash and cash equivalents         13,886      (20,103)
Cash and cash equivalents at the beginning of period                            109,137       27,926
                                                                              ---------    ---------
Cash and cash equivalents at the end of period                                $ 123,023    $   7,823
                                                                              =========    =========


Supplemental disclosure of cash flow information:

      Income taxes paid, net                                                  $     167    $      63
                                                                              =========    =========

      Interest paid                                                           $  10,281    $  20,577
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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies

Organization and Acquisition

     Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer").

     In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

     The acquisition was funded in part by the issuance of PCW of $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007, a $44.0 million equity contribution from PCC, the issuance and sale for $80.0 million by Holdings of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 and the cash proceeds generated from the sale of Palmer's Fort Myers, Florida MSA and GA-1 RSA the total of which approximated $190.2 million. In addition, the Company entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of $325.0 million and revolving loan borrowings of $200.0 million.

     In June 1998, the Company issued $525.0 million of 9 1/8% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The proceeds of these notes were used principally to replace the previously existing syndicated loan facility mentioned above.

     In August 1998, Holdings redeemed all of its outstanding 13 1/2% notes. The redemption was financed out of the net proceeds of a new $200.0 million Holdings offering of 11 3/4% Senior Exchangeable Payable-in-Kind notes due 2008. The accompanying Balance Sheets include $79.5 million and $79.1 million of restricted cash at March 31, 1999 and December 31, 1998 respectively and $215.1 million and $209.4 million at March 31, 1999 and December 31, 1998 respectively (including accrued interest) of the 11 1/4% notes which are obligations of Holdings and are included in the Balance Sheets solely pursuant to "push down" accounting rules. The Company has no rights with respect to the restricted cash included herein.

Basis of Presentation

     The accompanying condensed consolidated financial statements of Price Communications Wireless, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

Impact of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 1999 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the 1998 Statement of Operations and Statement of Cash Flows to conform to the 1999 presentation.

(2)  Subsequent Event

     In April 1999, the Company purchased existing minority interests in several of its MSA's and RSA's. Based upon the percentages acquired, the Company increased its existing POP holdings by 93,000 POPS at an aggregate purchase price of approximately $7.1 million or an average of approximately $76.00 per POP.

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

     The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

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

     In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

     The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1999, the Company provided cellular telephone service to 398,542 subscribers (excluding subscribers in the area where the Company had interim operating authority) in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.4 million (including the acquisition of additional Pops in April
1999). The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

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

Market Ownership

     The following is a summary of the Company's ownership interests in the cellular telephone system in each licensed service area to which the Company provided service at March 31, 1999 and December 31, 1998. The percentages for March reflect the additional minority percentages acquired in April 1999.

                                                   December
                                       March 31,      31,
                                          1999       1998
                                          ----       ----
          Dothan, Alabama ..............   95.0%      94.6%
          Montgomery, Alabama ..........   94.6       92.8
          Albany, Georgia ..............   96.8       86.5
          Augusta, Georgia .............  100.0      100.0
          Columbus, Georgia ............   98.9       85.2
          Macon, Georgia ...............   99.2       99.2
          Savannah, Georgia ............   98.5       98.5
          Panama City, Florida .........   92.0       78.4
          Alabama 8 - RSA ..............  100.0      100.0
          Georgia 6 - RSA ..............   96.3       96.3
          Georgia 7 - RSA ..............  100.0      100.0
          Georgia 8 - RSA ..............  100.0      100.0
          Georgia 9 - RSA ..............  100.0      100.0
          Georgia 10 - RSA .............  100.0      100.0
          Georgia 12 - RSA .............  100.0      100.0
          Georgia 13 - RSA .............  100.0       86.5

RESULTS OF OPERATIONS

     The following table sets forth for the Company the percentage which certain amounts bear to total revenue.

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                       1999          1998
                                                       ----          ----
Revenue:
   Service ..........................................   93.3%         94.0%
   Equipment sales and installation .................    6.7           6.0
                                                       -----         -----
             Total revenue ..........................  100.0         100.0
Operating expenses:
   Engineering, technical and other direct:
         Engineering and technical (1) ..............    6.4           7.5
         Other direct costs of services (2) .........    8.3           7.2
   Cost of equipment (3) ............................   12.1          12.7
   Selling, general and administrative:
         Sales and marketing (4) ....................    8.8          10.7
         Customer service (5) .......................    6.4           6.7
         General and administrative (6) .............    8.5          10.6
   Depreciation and amortization ....................   18.9          26.3
                                                       -----         -----
               Total operating expenses .............   69.4          81.7
    Operating income ................................   30.6%         18.3%
    Operating income before depreciation and
         amortization (7) ...........................   49.6%         44.6%

-----------------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenue. Service revenues totaled $52.8 million for the first quarter of 1999, an increase of 29.8% from $40.7 million for the same period in 1998. The increase is attributable to a combination of several factors all of which show positive trends when comparing the current quarter to 1998's first quarter. A significant increase in the average number of subscribers to 389,467 from 316,906, an increase in roaming revenue which is a result of an increase in coverage, a significant increase in the number of minutes our subscribers are using (an increase of 60.8%) and an increase in the average local revenue per subscriber which consists primarily of a monthly access fee and billable airtime (including roaming revenue) all contributed to the significant increase.

     Average monthly revenue per subscriber (based upon service revenue only) includes local revenue as well as roaming revenue but does not include incollect revenue from subscribers, as this revenue offsets the Company's direct cost of service. Such revenue increased to $44.38 for the current quarter from $42.80 for the same period last year or an increase of 3.7%. The significant increase in total minutes used per subscriber from 148 minutes to 198 minutes is noteworthy since this increase does indicate a greater acceptance by customers of the use of cellular service which may manifest itself in increased revenue in the future.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased from $2.6 million for the first quarter of 1998 to $3.8 million for the first quarter of 1999. The increase is primarily due to a 19.4% increase in gross subscriber activations in the current quarter of 1999 compared to 1998. Also contributing to the increase is an increase in accessory sales, as well as an increase in the price point for phone sales, as the Company continues to sell more digital phones instead of analog phones. As a percentage of revenue, equipment sales and installation revenue increased to 6.7% in the current quarter of 1999 from 6.0% in the same quarter of 1998.

     Operating Expenses. Total operating expenses increased from $35.4 million in the first quarter of 1998 to $41.4 million in the current quarter. As a percentage of total revenue, however, operating expenses decreased to 73.1% for the current quarter in 1999 from 81.7 % for the same quarter in 1998.

     Engineering, technical and other direct expenses increased by $2.1 million to $8.8 million in the current quarter from $6.8 million in the first quarter of 1998. Included in engineering, technical and other direct is the expense which represents the difference between the amount the Company charges its subscribers when they roam in other markets compared to the amount the Company is charged by other cellular providers. The increase in this expense for the current quarter in 1999 compared to the same quarter in 1998 amounted to approximately $739,000 as a result of the increased subscribers in 1999. The ratio of revenue to cost remained relatively constant. The significant increase in subscribers and minutes of use resulted in an increase in long distance telephone charges ($672,000), increases in fixed span lines to provide additional capacity ($192,000), and increases in the variable telephone costs from charges per minute of use ($355,000).

     The increase in cost of equipment from $5.5 million in the first quarter of 1998 to $6.8 million in the first quarter of 1999 is a direct result of additional phone sales to the increased number of subscribers added in the current quarter over the same period last year. In the current period, the Company was able to recover approximately 55% of its cost which compares favorably to the 47% recovery in the same quarter of 1998.

     Selling, general and administrative expenses increased only $1.3 million, and as a percentage of revenue decreased from 28.0 % to 23.6% when comparing the current three month period to the same period in 1998. Sales and marketing (including the cost of installation) increased $336,000 when comparing the current quarter to last year's first quarter. Advertising and commissions were variable expenses that contributed to the increase. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, an important statistic in the cellular industry, decreased from approximately $223 per subscriber for the first three months of 1998 to approximately $199 in the first quarter of 1999. General and administrative expenses, which include customer service expenses, amounted to $8.4 million for the current three month period versus $7.5 million for the same period last year. Customer service, which consists primarily of costs relating to the generation of the subscribers monthly invoice and payroll costs, increased $681,000 for the current period. The cost per subscriber, however, remained flat at approximately $3 per subscriber.

     General and administrative expenses increased only $265,000 for the current quarter compared to the same quarter in 1998. Payroll and related expenses decreased by $535,000 for the current three month period when compared to the first quarter in 1998. Management's restructuring and commitment to cost control were the principal factors in this 27% reduction. Offsetting the decreases in payroll and their related expenses were increases in "MIS" support, related to the increase in the average number of subscribers. License and maintenance fees related to the various systems maintained by the Company, including the Company's fraud prevention system and prepay system contributed to this increase. General and administrative expenses without customer service costs decreased to 8.5% of total revenue for the 1999 quarter compared to 10.5% for the same period in 1998.

     Depreciation and amortization decreased 5.9% to $10.7 million for the first quarter of 1999 from $11.4 million for the first quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 18.9% for the first quarter of 1999 compared to 26.3% for the first quarter of 1998. The reduction reflects the adjustment of the value of the licenses in the fourth quarter of 1998 to finalize purchase accounting.

     Operating income increased approximately 119% to $17.3 million in the first quarter of 1999 from $7.9 million for the same period in 1998. Operating income before depreciation and amortization amounts to 49.6% of total revenue in the current quarter compared to 44.6% of total revenue in the same quarter of 1998. This increase in operating margin is attributable primarily to the strong increase in revenue as a result of significant subscriber growth, increases in roaming revenue, and management's emphasis on cost control which has resulted in an average operating cost (total operating costs before depreciation and amortization) of $21.20 for the current three month period compared to $22.48 for the first quarter of 1998.

     Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $21.2 million for the first quarter of 1999 from $17.8 million in the first quarter of 1998 primarily due to the increased level of debt from the refinancings which took place in the second and third quarters of 1998. Somewhat offsetting the increase in interest expense is the increase in interest income, as a result of the higher level of available cash during the first quarter of 1999 compared with the first quarter of 1998.

     The current period income tax benefit of $1.6 million compared to the income tax benefit of $3.8 million in the first quarter of 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting, which carryback is less for the current quarter due to the smaller loss before taxes.

     The net loss for the first quarter of 1999 was $2.8 million compared to a net loss of $6.6 million for the first quarter of 1998 represents a decrease of approximately 58%. The decrease in the net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow. During the three month period ended March, 31 1999, the Company generated $21.1 million in operating cash flow. The Company's debt service requirements for the current year consists of cash interest payments of 68.5 million of which $10.3 million was paid in January 1999. The remaining cash interest requirements are approximately $24.0 million during the second quarter, $10.3 million during the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million 9 1/8% Senior Secured Notes due June 15, 2002, $175 million and 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

YEAR 2000 IMPACT

     The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all of the operating and financial systems that could effect the Company's operations. Several of these systems such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

     The Company's current billing vendor and MIS outsource provider has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make their systems Year 2000 compliant. Most of these third party providers deal with other cellular companies which enable the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

     In addition to the testing of third party provider systems, the current billing vendor will review their own internal operating systems to verify Year 2000 compliance. They will then test the integration of the updated Year 2000 versions with their own updated version to ensure compliance and operational compatibility.

     The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on the Company's operations and prioritizing the impact into high, medium and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2.0 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to the Company's suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

     The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. The Company's dependence on a few key third party providers which providers service most of the cellular industry to a great extent and therefore the lack of accessibility of alternative systems make a contingency plan impractical.

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

                                    PRICE COMMUNICATIONS WIRELESS, INC.


Date: April 26, 1999                By: /s/ Robert Price
                                        -------------------------------------
                                    Robert Price
                                    Director, President and Treasurer


                                    By: /s/ Kim I Pressman
                                        -------------------------------------
                                    Kim I Pressman
                                    Vice President and Chief Financial Officer


                                    By: /s/ Michael Wasserman
                                        -------------------------------------
                                    Michael Wasserman
                                    Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

  27                         Financial Data Schedule