Form 10-Q/A
period 1999-03-31
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-05-14
CIK 1046202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                  For the transition period from _____ to _____

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

                                      INDEX

PART  I.       FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)
      Price Communications Wireless, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998 ........     I-1
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998 ...................................................     I-2
      Condensed Consolidated Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998 .........................................................     I-3
      Notes to Condensed Consolidated Financial Statements ...............................     I-4

      Palmer Wireless Holdings, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-6
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-7
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-8
      Notes to Condensed Consolidated Financial Statements ...............................     I-9

      Cellular Systems of Southeast Alabama, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-11
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-12
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-13
      Notes to Condensed Consolidated Financial Statements ...............................     I-14

      Albany Cellular Partners
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-15
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-16
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-17
      Notes to Condensed Consolidated Financial Statements ...............................     I-18

      Cellular Dynamics Telephone Company of Georgia
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-19
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-20
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-21
      Notes to Condensed Consolidated Financial Statements ...............................     I-22

      Columbus Cellular Telephone Company
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-23
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-24
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-25
      Notes to Condensed Consolidated Financial Statements ...............................     I-26

      Dothan Cellular Telephone Company, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-27
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-28
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-29
      Notes to Condensed Consolidated Financial Statements ...............................     I-30

      Macon Cellular Telephone Systems, Limited Partnership
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-31
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-32
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-33
      Notes to Condensed Consolidated Financial Statements ...............................     I-34

      Montgomery Cellular Holding, Co., Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-35
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-36
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-37
      Notes to Condensed Consolidated Financial Statements ...............................     I-38

      Montgomery Cellular Telephone Company, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-39
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-40
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-41
      Notes to Condensed Consolidated Financial Statements ...............................     I-42

      Panama City Cellular Telephone Company, Ltd.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-43
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-44
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-45
      Notes to Condensed Consolidated Financial Statements ...............................     I-46

      Panhandle Cellular Partnership
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-47
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-48
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-49
      Notes to Condensed Consolidated Financial Statements ...............................     I-50

      Savannah Cellular Limited Partnership

      Savannah Cellular Limited Partnership
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-51
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-52
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-53
      Notes to Condensed Consolidated Financial Statements ...............................     I-54

      CEI Communications, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-55
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-56
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-57
      Notes to Condensed Consolidated Financial Statements ...............................     I-58

      Panama City Communications, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-59
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-60
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-61
      Notes to Condensed Consolidated Financial Statements ...............................     I-62

      Price Communications Wireless II, Inc.
      Condensed Balance Sheets- March 31, 1999 and December 31, 1998......................     I-63
      Condensed Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-64
      Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-65
      Notes to Condensed Financial Statements ............................................     I-66

      Price Communications Wireless III, Inc.
      Condensed Balance Sheets- March 31, 1999 and December 31, 1998......................     I-67
      Condensed Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-68
      Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-69
      Notes to Condensed Financial Statements ............................................     I-70

      Price Communications Wireless IV, Inc.
      Condensed Balance Sheets- March 31, 1999 and December 31, 1998......................     I-71
      Condensed Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-72
      Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-73
      Notes to Condensed Financial Statements ............................................     I-74

      Price Communications Wireless V, Inc.
      Condensed Balance Sheets- March 31, 1999 and December 31, 1998......................     I-75
      Condensed Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-76
      Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-77
      Notes to Condensed Financial Statements ............................................     I-78

      Price Communications Wireless VI, Inc.
      Condensed Balance Sheets- March 31, 1999 and December 31, 1998......................     I-79
      Condensed Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-80
      Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-81
      Notes to Condensed Financial Statements ............................................     I-82

      Price Communications Wireless VII, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-83
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-84
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-85
      Notes to Condensed Financial Statements ............................................     I-86

      Price Communications Wireless VIII, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-87
      Condensed Consolidated Statements of Operations - Three months ended
               March 31, 1999 and 1998....................................................     I-88
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-89
      Notes to Financial Statements ......................................................     I-90

      Price Communications Wireless IX, Inc.
      Condensed Consolidated Balance Sheets- March 31, 1999 and December 31, 1998.........     I-91
      Statement of Operations.............................................................     I-92
      Condensed Consolidated Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998....................................................     I-93
      Notes to Financial Statements ......................................................     I-94
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................     I-95

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings .............................................................     II-1

   ITEM 2. Changes in Securities .........................................................     II-1

   ITEM 3. Defaults Upon Senior Securities- None .........................................     II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders............................     II-1

   ITEM 5. Other Information .............................................................     II-1

   ITEM 6. Exhibits and Reports on Form 8-K ..............................................     II-1


SIGNATURES ...............................................................................     II-2

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                          (Unaudited)       (Audited)
                                                            March 31,      December 31,
                                                              1999            1998
                                                          ------------   -------------
                               Assets
Current assets:
      Cash and cash equivalents                            $   123,023    $   109,137
      Restricted cash                                           79,508         79,081
      Trade accounts receivable, net of
             allowance for doubtful accounts                    20,913         20,508
      Receivable from other cellular carriers                    2,412          2,282
      Prepaid expenses and deposits                                989            303
      Inventory                                                  2,710          3,940
      Deferred income taxes                                        572          1,383
                                                           -----------    -----------

               Total current assets                            230,127        216,634

Net property and equipment                                     145,621        144,828
Licenses, net of amortization                                  871,263        876,952
Other intangible assets and other assets,
    at cost less accumulated amortization                       25,504         25,320
                                                           -----------    -----------
                                                           $ 1,272,515    $ 1,263,734
                                                           ===========    ===========

                        Liabilities and Equity (Deficit)

Current liabilities:
      Payable to Price Communications Corporation          $       937    $     1,151
      Accounts payable and accrued expenses                     23,102         21,616
      Accrued interest payable                                  18,462         11,779
      Accrued salaries and employee benefits                     1,974          2,656
      Deferred revenue                                           5,799          5,535
      Customer deposits                                          1,105            921
                                                           -----------    -----------

             Total current liabilities                          51,379         43,658

Long-term debt                                                 700,000        700,000
Obligation of Parent Company                                   215,065        209,432
Accrued income taxes - long term                                22,892         22,775
Deferred income taxes                                          287,825        290,370
Minority interests                                              10,148          9,530
                                                           -----------    -----------

             Total liabilities                               1,287,309      1,275,765
                                                           -----------    -----------

Commitments and contingencies

Stockholder's equity  (deficit)                                (14,794)       (12,031)
                                                           -----------    -----------
                                                           $ 1,272,515    $ 1,263,734
                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                             ended March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------------------
Revenue:
      Service                                             $ 52,821     $ 40,684
      Equipment sales and installation                       3,770        2,591
                                                          --------     --------
            Total revenue                                   56,591       43,275
                                                          --------     --------

Operating expenses:
      Engineering, technical and other direct                8,313        6,367
      Cost of equipment                                      6,840        5,496
      Selling, general and administrative                   13,383       12,101
      Depreciation and amortization                         10,720       11,388
                                                          --------     --------
            Total operating expenses                        39,256       35,352
                                                          --------     --------

            Operating income                                17,335        7,923
                                                          --------     --------

Other income (expense):
      Interest expense, net                                (21,156)     (17,825)
      Other income (expense), net                               53          (37)
                                                          --------     --------
            Total other expense                            (21,103)     (17,862)
                                                          --------     --------

            Income (loss) before minority interest
               share of income and income taxes             (3,768)      (9,939)

Minority interest share of income                             (617)        (460)
                                                          --------     --------
            Income (loss) before income taxes               (4,385)     (10,399)

Income tax  benefit                                          1,622        3,828
                                                          --------     --------
            Net income (loss)                             $ (2,763)    $ (6,571)
                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                ----------------------
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

Item 1. Financial Statements

                          PALMER WIRELESS HOLDINGS INC.

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                              (Unaudited)    (Audited)
                                                               March 31,    December 31,
                                                                 1999           1998
                                                             -----------    -----------
                                 Assets
Current assets:
       Cash and cash equivalents                             $   123,023    $   109,137
       Restricted cash                                            79,508         79,081
       Trade accounts receivable, net of
              allowance for doubtful accounts                     20,913         20,508
       Receivable from other cellular carriers                     2,412          2,282
       Prepaid expenses and deposits                                 989            303
       Inventory                                                   2,710          3,940
       Deferred taxes                                                572          1,383
                                                             -----------    -----------
                Total current assets                             230,127        216,634

Net property and equipment                                       145,621        144,828
Licenses, net of amortization                                    871,263        876,952
Other intangible assets and other assets,
     at cost less accumulated amortization                        25,504         25,320
                                                             -----------    -----------
                                                             $ 1,272,515    $ 1,263,734
                                                             ===========    ===========

                        Liabilities and Equity (Deficit)
Current liabilities:
       Payable to Price Communications Corporation           $       937    $     1,151
       Accounts payable and accrued expenses                      23,102         21,616
       Accrued interest payable                                   18,462         11,779
       Accrued salaries and employee benefits                      1,974          2,656
       Deferred revenue                                            5,799          5,535
       Customer deposits                                           1,105            921
                                                             -----------    -----------

              Total current liabilities                           51,379         43,658

Obligation of Parent                                             700,000        700,000
Obligation of Price Communications Cellular Holdings, Inc.       215,065        209,432
Accrued income taxes - long term                                  22,892         22,775
Deferred income taxes                                            287,825        290,370
Minority interests                                                10,148          9,530
                                                             -----------    -----------

              Total liabilities                                1,287,309      1,275,765
                                                             -----------    -----------

Commitments and contingencies

Stockholder's equity  (deficit)                                  (14,794)       (12,031)
                                                             -----------    -----------
                                                             $ 1,272,515    $ 1,263,734
                                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          PALMER WIRELESS HOLDINGS INC.

                 Condensed Consolidated Statements of Operations

                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                          ---------------------
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

                          PALMER WIRELESS HOLDINGS INC.

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                             For the three months
                                                                                 ended March 31,
                                                                            -----------------------
                                                                               1999         1998
                                                                            ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                      $  (2,763)   $  (6,571)
                                                                            ---------    ---------
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
             Depreciation and amortization                                     10,720       11,382
             Minority interest share of income                                    618          460
             Deferred income taxes                                             (1,734)      (1,947)
             Loss on disposal of property                                          --           37
             Interest deferred and added to obligation
                of Price Communications Cellular Holdings, Inc.                 5,633        2,886
             Amortization of deferred finance                                     594          546
             Increase in trade accounts receivable                               (535)        (501)
             Decrease (increase) in inventory                                   1,230         (725)
             Increase (decrease) in accounts payable and accrued expenses         921       (6,278)
             Increase (decrease) in accrued interest payable                    6,683       (6,076)
             Change in other accounts                                            (238)       1,182
                                                                            ---------    ---------
                Total adjustments                                              23,892          966
                                                                            ---------    ---------
                   Net cash provided by (used in) operating activities         21,129       (5,605)
                                                                            ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                      (5,814)        (704)
     Increase in other intangible assets and other assets                        (788)          --
                                                                            ---------    ---------
                   Net cash used in investing activities                       (6,602)        (704)
                                                                            ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                                                   --      (12,124)
     Interest earned on restricted cash                                          (427)          --
     Reduction in advances from Price Communications Corporation                 (214)      (1,670)
                                                                            ---------    ---------
                   Net cash used in financing activities                         (641)     (13,794)
                                                                            ---------    ---------

                   Net increase (decrease) in cash and cash equivalents        13,886      (20,103)
Cash and cash equivalents at the beginning of period                          109,137       27,926
                                                                            ---------    ---------
Cash and cash equivalents at the end of period                              $ 123,023    $   7,823
                                                                            =========    =========

Supplemental disclosure of cash flow information:

     Income taxes paid, net                                                 $     167    $      63
                                                                            =========    =========
     Interest paid                                                          $  10,281    $  20,577
                                                                            =========    =========

See accompanying notes to condensed consolidated financial statements.

                         PALMER WIRELESS HOLDINGS, INC.

              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

Organization and Acquisition

      Palmer Wireless Holdings, Inc. (the "Company"),was incorporated in March 1995. It was the wholly-owned subsidiary of Palmer Wireless, Inc.

      Price Communications Wireless, Inc. ("PCW"), a wholly owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer").

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger").

      The acquisition was funded in part by the issuance of PCW of $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007, a $44.0 million equity contribution from PCC, the issuance and sale for $80.0 million by Holdings of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 and the cash proceeds generated from the sale of Palmer's Fort Myers, Florida MSA and GA-1 RSA the total of which approximated $190.2 million. In addition, PCW entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of $325.0 million and revolving loan borrowings of $200.0 million.

      In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The proceeds of these notes were used principally to replace the previously existing syndicated loan facility mentioned above.

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

Basis of Presentation

      The accompanying condensed consolidated financial statements of the Company have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K/A. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

                         PALMER WIRELESS HOLDINGS, INC.

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

Reclassifications

      Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

(2) Subsequent Event

      In April 1999, PCW purchased existing minority interests in several of its MSA's and RSA's. Based upon the percentages acquired, the Company increased its existing POP holdings by 93,000 POPS at an aggregate purchase price of approximately $7.1 million or an average of approximately $76.00 per POP.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                           (Unaudited)   (Audited)
                                                             March 31,  December 31,
                                                              1999         1998
                                                              ----         ----
                           Assets
Current Assets:
  Cash                                                       $   127    $    57
  Trade accounts receivable, less allowance for doubtful
   accounts of $42 in 1999 and $30 in 1998                     1,504      1,618
  Inventory                                                       89        120
  Other current assets                                            23          8
                                                             ------------------
          Total current assets                                 1,743      1,803
                                                             ------------------

Property and equipment :
  Land and land improvements                                     357        356
  Buildings and leasehold improvements                           196        196
  Equipment and furnishings                                      328        324
  Cellular equipment                                           5,649      5,474
                                                             ------------------
                                                               6,530      6,350
  Less accumulated depreciation and amortization                 977        794
                                                             ------------------
             Net property and equipment                        5,553      5,556
Licenses and other intangibles, less
  accumulated amortization of $1,882 in 1999
  and $1,576 in 1998                                          47,062     47,368
                                                             ------------------
                                                             $54,358    $54,727
                                                             ==================

             Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                              $    20    $    23
  Other accrued expenses                                         295        125
  Deferred revenue                                               469        427
  Customer deposits                                               62         53
                                                             ------------------

Total current liabilities                                        846        628
  Deferred income taxes                                       17,783     17,895
  Advances from affiliates                                     3,892      4,717
                                                             ------------------

          Total liabilities                                   22,521     23,240
                                                             ------------------

Commitments and contingencies
Stockholder's equity :
      Common stock, par value $.01 per share
           Class A, authorized and issued 5,001 shares            --         --
           Class B, authorized and issued 4,999 shares            --         --
           Class C, authorized 90,000 shares, none issued         --         --
      Additional paid-in capital                              30,343     30,343
         Retained earnings                                     1,494      1,144
                                                             ------------------
          Total stockholder's equity                          31,837     31,487
                                                             -------    -------
                                                             $54,358    $54,727
                                                             ==================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                             1999        1998
                                                             ----        ----
Revenue:
     Service revenue                                          $3,787      $2,671
     Equipment sales and installation                            291         243
                                                           ---------------------

          Total revenue                                        4,078       2,914
                                                           ---------------------

Operating expenses:
     Engineering, technical and other direct service           1,654         777
     Cost of equipment                                           409         388
     Sales and marketing                                         219         170
     General and administrative                                  692         636
     Depreciation and amortization                               489         480
                                                           ---------------------

          Total operating expenses                             3,463       2,451
                                                           ---------------------

          Operating income                                       615         463
Interest expense                                                  59         115
                                                           ---------------------

          Net income before taxes                                556         348
Provision for income taxes                                       206         128
                                                           ---------------------
          Net income                                          $  350      $  220
                                                           =====================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                           For the three months
                                                                              ended March 31,
                                                                           1999          1998
                                                                           ----          ----
Cash flows from operating activities:
  Net income                                                               $   350       $   220
                                                                           ---------------------

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             489           480
     Deferred taxes                                                           (112)          (97)
     Decrease (increase) in trade accounts receivable                          114           (53)
     Decrease (increase) in inventory                                           31           (81)
     Increase in other current assets                                          (15)           (8)
     Increase (decrease) in accrued expenses                                   167           (17)
     Increase in deferred revenue                                               42            31
     Increase in customer deposits                                               9            10
                                                                           ---------------------

          Total adjustments                                                    725           265
                                                                           ---------------------

          Net cash provided by operating activities                          1,075           485

Cash flows from investing activities:
  Purchases of property and equipment                                         (180)         (250)
                                                                           ---------------------

          Net cash used in investing activities                               (180)         (250)

Cash flows from financing activities:
 Decrease in advances from affiliates, net                                    (825)         (296)
                                                                           ---------------------
          Net increase (decrease) increase in cash                              70           (61)
Cash at beginning of year                                                       57            88
                                                                           ---------------------
   Cash at end of year                                                     $   127       $    27
                                                                           =====================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                                   $    59       $   115
                                                                           =====================


See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      Basis of Presentation

      Holdings owns approximately 92.3% of the Company. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ( $ in thousands)

                                                                  (Unaudited)    (Audited)
                                                                    March 31,   December 31,
                                                                      1999         1998
                                                                      ----         ----
                      Assets
Current Assets:
  Cash                                                               $   293      $   161
  Trade accounts receivable, less allowance for doubtful
    accounts of $81 in 1999 and $77 in 1998                            2,010        2,063
  Inventory                                                              271          280
  Other current assets                                                    71           14
                                                                     --------------------

          Total current assets                                         2,645        2,518
                                                                     --------------------

Property and equipment :
  Land and land improvements                                             123          123
  Buildings and leasehold improvements                                   279          279
  Equipment and furnishings                                              773          772
  Cellular equipment                                                   8,748        8,520
                                                                     --------------------
                                                                       9,923        9,694
Less accumulated depreciation and amortization                         1,663        1,368
                                                                     --------------------
          Net property and equipment                                   8,260        8,326
                                                                     --------------------

License and other intangibles, less accumulated amortization of
  $2,923 in 1999 and $2,444 in 1998                                   73,730       74,209
                                                                     --------------------
                                                                     $84,635      $85,053
                                                                     ====================

                Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                      $    70      $    53
  Other accrued expenses                                                 310          231
  Deferred revenue                                                       673          651
  Customer deposits                                                       76           58
                                                                     --------------------

          Total current liabilities                                    1,129          993
Deferred income taxes                                                 11,686       11,759
Advances from affiliates                                              31,367       32,023
                                                                     --------------------

          Total liabilities                                           44,182       44,775
Commitments and contingencies
Partners' equity                                                      40,453       40,278
                                                                     --------------------
                                                                     $84,635      $85,053
                                                                     ====================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                         ----------------------
                                                            1999          1998
                                                            ----          ----
Revenue:
  Service revenue                                        $ 5,190       $ 4,009
  Equipment sales and installation                           364           237
                                                         ---------------------

          Total revenue                                    5,554         4,246
                                                         ---------------------

Operating expenses:
  Engineering, technical and other direct                  1,676         1,060
  Cost of equipment                                          596           500
  Sales and marketing                                        450           366
  General and administrative                               1,087         1,074
  Depreciation and amortization                              774           742
                                                         ---------------------

          Total operating expenses                         4,583         3,742
                                                         ---------------------

          Operating income                                   971           504

Interest expense                                             693           701
                                                         ---------------------

          Net income (loss) before income taxes              278          (197)
Provision for income taxes (benefit)                         103           (73)
                                                         ---------------------

          Net income (loss)                              $   175       ($  124)
                                                         =====================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                        For the three months
                                                           ended March 31,
                                                       ---------------------
                                                        1999          1998
                                                        ----          ----
Cash flows from operating activities:
  Net income (loss)                                   $   175       $  (117)
                                                       ---------------------

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                         774           742
     Deferred income taxes                                 (73)          (73)
     Decrease (increase) in trade accounts receivable       53          (106)
     Decrease (increase) in inventory                        9           (34)
     Increase in other current assets                      (57)           (8)
     Increase (decrease) in accrued expenses                96           (34)
     Increase in deferred revenue                           22            37
     Increase in customer deposits                          18             8
                                                       ---------------------
          Total adjustments                                842           532

                                                       ---------------------
          Net cash provided by operating activities      1,017           415
                                                       ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                     (229)         (175)
                                                       ---------------------

          Net cash used in investing activities           (229)         (175)
                                                       ---------------------

Cash flows from financing activities:
  Decrease in advances from affiliates, net               (656)         (264)
                                                       ---------------------
          Net increase (decrease) in cash                  132           (24)
Cash at beginning of year                                  161           111
                                                       =====================
Cash at end of period                                  $   293       $    87
                                                       =====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest             $   693       $   701
                                                       =====================


See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Partnership do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission.

      In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                     CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                           (Unaudited)   (Audited)
                                                            March 31,   December 31,
                                                               1999         1998
                                                            ---------------------
                          Assets
Current Assets:
  Cash                                                      $    293     $    161
  Trade accounts receivable, less allowance for doubtful
    accounts of $81 1999 and $77 in 1998                       2,010        2,063
  Inventory                                                      271          280
  Other current assets                                            71           14
                                                            ---------------------

          Total current assets                                 2,645        2,518
                                                            ---------------------

Property and equipment :
  Land and land improvements                                     123          123
  Buildings and leasehold improvements                           279          279
  Equipment and furnishings                                      773          772
  Cellular equipment                                           8,748        8,520
                                                            ---------------------
                                                               9,923        9,694

     Less accumulated depreciation and amortization            1,663        1,368
                                                            ---------------------

          Net property and equipment                           8,260        8,326
                                                            ---------------------

License and other intangibles, less
  accumulated amortization of
  $2,941 in 1999 and  $2,444 in 1998                          73,730       74,209

                                                            ---------------------
                                                            $ 84,635     $ 85,053
                                                            =====================

            Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                             $     70     $     53
  Other accrued expenses                                         310          231
  Deferred revenue                                               673          651
  Customer deposits                                               76           58
                                                            ---------------------

          Total current liabilities                            1,129          993

Deferred income taxes                                         11,686       11,759
Advances from affiliates                                      31,367       32,023
                                                            ---------------------

          Total liabilities                                   44,182       44,775

Commitments and contingencies

Stockholder's equity
  Common stock; no par value, 200
    shares authorized; 100 shares issued                           1            1
  Paid-in capital                                             44,822       44,811
  Retained earnings (deficit)                                 (4,370)      (4,534)
                                                            ---------------------

          Total stockholder's equity                          40,453       40,278

                                                            ---------------------
                                                            $ 84,635     $ 85,053
                                                            =====================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                            1999           1998
                                                            ----           ----
Revenue:
  Service revenue                                        $ 5,190        $ 4,009
  Equipment sales and installation                           364            237
                                                         ----------------------

          Total revenue                                    5,554          4,246
                                                         ----------------------

Operating expenses:
  Engineering, technical and other direct                  1,676          1,060
  Cost of equipment                                          596            500
  Sales and marketing                                        450            366
  General and administrative                               1,087          1,058
  Depreciation and amortization                              774            777
                                                         ----------------------

Total operating expenses                                   4,583          3,761
                                                         ----------------------

          Operating income                                   971            485

Interest expense                                             693            701
                                                         ----------------------

          Net income (loss) before taxes                     278           (216)

Provision for income taxes (benefit)                         103            (80)
                                                         ----------------------

          Net income (loss) income                       $   175        ($  136)
                                                         ======================


See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                           Fopr the three months
                                                             ended March 31,
                                                           ---------------------
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
  Net income (loss)                                         $   175     $  (117)
                                                            -------------------

Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Depreciation and amortization                              774         742
     Deferred income taxes                                      (73)        (73)
     Decrease (increase) in trade accounts receivable            53        (106)
     Decrease (increase) in inventory                             9         (34)
     Increase in other current assets                           (57)         (8)
     Increase (decrease) in accrued expenses                     96         (34)
     Increase in deferred revenue                                22          37
     Increase in customer deposits                               18           8
                                                            -------------------
          Total adjustments                                     842         532

                                                            -------------------
          Net cash provided by operating activities           1,017         415
                                                            -------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (229)       (175)
                                                            -------------------

          Net cash used in investing activities                (229)       (175)
                                                            -------------------

Cash flows from financing activities -
  Decrease in advances from affiliates, net                    (656)       (264)
                                                            -------------------
          Net increase (decrease) in cash                       132         (24)
Cash at beginning of year                                       161         111
                                                            -------------------
Cash at end of period                                       $   293     $    87
                                                            ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $   693     $   701
                                                            ===================


See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Company is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

            Basis of Presentation

      Holdings owned approximately 82.7% of the Company at March 31, 1999. The accompanying.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                              (Unaudited)  (Audited)
                                                                March 31,  December 31,
                                                                  1999        1998
                                                                  ----        ----
                       Assets
Current Assets:
  Cash                                                          $     75    $     41
  Trade accounts receivable, less allowance for doubtful
    accounts of $106 in 1999 and $213 in 1998                      1,736       1,847
  Inventory                                                          378         472
  Other current assets                                                99          31
                                                                --------------------

          Total current assets                                     2,288       2,391
                                                                --------------------

Property and equipment :
  Land and land improvements                                         277         277
  Buildings and leasehold improvements                               305         287
  Equipment and furnishings                                          387         378
  Cellular equipment                                              10,301      10,030
                                                                --------------------
                                                                  11,270      10,972
     Less accumulated depreciation and amortization                1,983       1,655
                                                                --------------------
          Net property and equipment                               9,287       9,317
                                                                --------------------

Licenses and other intangibles less accumulated amortization
  of $3,421 in 1999 and $2,860 in 1998                            86,280      86,841
  Advances to affiliates, net                                      2,546         671
                                                                --------------------
                                                                $100,401    $ 99,220
                                                                ====================

               Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                 $     48    $     39
  Other accrued expenses                                             504         318
  Deferred revenue                                                   665         545
  Customer deposits                                                  123         110
                                                                --------------------

          Total current liabilities                                1,340       1,012
Deferred income taxes                                             28,312      28,505
                                                                --------------------
          Total liabilities                                       29,652      29,517
Commitments and contingencies
Partners' equity                                                  70,749      69,703
                                                                --------------------
                                                                $100,401    $ 99,220
                                                                ====================

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)


                                                           For the three months
                                                               ended March 31,
                                                           --------------------
                                                             1999         1998
                                                             ----         ----
Revenue:
  Service revenue                                          $ 4,607      $ 3,845
  Equipment sales and installation                             425          253
                                                           --------------------

          Total revenue                                      5,032        4,098
                                                           --------------------

Operating expenses:
  Engineering, technical and other direct                    1,079          675
  Cost of equipment                                            655          453
  Sales and marketing                                          459          276
  General and administrative                                 1,135        1,005
  Depreciation and amortization                                889          868
                                                           --------------------

          Total operating expenses                           4,217        3,277
                                                           --------------------

          Operating income                                     815          821

Interest income (expense), net                                  38          (81)
                                                           --------------------

          Net income before taxes                              853          740

Deferred tax benefit                                           193          193
                                                           --------------------

          Net income                                       $ 1,046      $   933
                                                           ====================

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,

Cash flows from operating activities:                         1999        1998
  Net income                                                $ 1,046     $   933
                                                            -------     -------

Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                              889         868
     Deferred income taxes                                     (193)       (193)
     Decrease in trade accounts receivable                      111          15
     Decrease  (increase) in inventory                           94         (48)
     Increase in other current assets                           (68)        (69)
     Increase (decrease) in accrued expenses                    195         (28)
     Increase in deferred revenue                               120          41
     Increase  in customer deposits                              13          19
                                                            -------     -------

          Total adjustments                                   1,161         605
                                                            -------     -------

          Net cash provided by operating activities           2,207       1,538
                                                            -------     -------

Cash flows from investing activities:
  Purchase of property and equipment                           (298)       (254)
                                                            -------     -------

          Net cash used in investing activities                (298)       (254)
                                                            -------     -------

Cash flows from financing activities:
  Decrease in advances from afiliates, net                   (1,875)     (1,265)
                                                            -------     -------
          Net increase in cash                                   34          19
Cash at beginning of year                                        41          66
                                                            -------     -------
Cash at end of period                                       $    75     $    85
                                                            =======     =======

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $    --     $    81
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Partnership is the 100% owner of Price Communications Wireless VI Inc., the license holder for the Columbus MSA.

      Basis of Presentation

      Holdings owned approximately 84.9% of the Partnership at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998 the allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The financial statements of the Partnership do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                               (Unaudited)   (Audited)
                                                                March 31,   December 31,
                                                                  1999         1998
                                                                  ----         ----
                        Assets
Current Assets:
     Cash                                                        $   127      $    57
     Trade accounts receivable, less allowance for doubtful
       accounts of $42 in 1999 and $30 in 1998                     1,504        1,618
     Inventory                                                        89          120
     Other current assets                                             23            8
                                                                 --------------------

          Total current assets                                     1,743        1,803
                                                                 --------------------

Property and equipment :
     Land and land improvements                                      357          356
     Buildings and leasehold improvements                            196          196
     Equipment and furnishings                                       328          324
     Cellular equipment                                            5,649        5,474
                                                                 --------------------
                                                                   6,530        6,350
     Less accumulated depreciation and amortization                  977          794
                                                                 --------------------
          Net property and equipment                               5,553        5,556
Licenses and other intangibles,
     less accumulated amortization of $1,882 in 1999
     and $1,576 in 1998                                           47,062       47,368
                                                                 --------------------
                                                                 $54,358      $54,727
                                                                 ====================

          Liabilities and Stockholder's Equity
Current liabilities:
     Accrued salaries and benefits                               $    20      $    23
     Other accrued expenses                                          295          125
     Deferred revenue                                                469          427
     Customer deposits                                                62           53
                                                                 --------------------

          Total current liabilities                                  846          628
Deferred income taxes                                             17,783       17,895
Advances from affiliates                                           3,892        4,717
                                                                 --------------------

          Total liabilities                                       22,521       23,240
                                                                 --------------------

Commitments and contingencies
Stockholder's equity (deficit):
     Common stock, par value $.01 per share;
       authorized 3,000 shares
       issued and outstanding 200 shares                              --           --
     Additional paid-in capital                                   30,343       30,343
     Retained earnings                                             1,494        1,144
                                                                 --------------------

          Total stockholder's equity                              31,837       31,487
                                                                 --------------------
                                                                 $54,358      $54,727
                                                                 ====================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
      Consolidated Statements of Operations and Retained Earnings (Deficit)
                                ($ in thousands)
                                   (Unaudited)

                                                            For the three months
                                                                ended March 31,
                                                              1999          1998
                                                              ----          ----
Revenue:
  Service revenue                                           $3,787        $2,671
  Equipment sales and installation                             291           243
                                                            --------------------

          Total revenue                                      4,078         2,914
                                                            --------------------

Operating expenses:
  Engineering, technical and other direct                    1,654           777
  Cost of equipment                                            409           388
  Sales and marketing                                          219           170
  General and administrative                                   692           636
  Depreciation and amortization                                489           480
                                                            --------------------

          Total operating expenses                           3,463         2,451
                                                            --------------------

          Operating income                                     615           463
Interest expense                                                59           115
                                                            --------------------

          Net income before taxes                              556           348
Provision for income taxes                                     206           128
                                                            --------------------
          Net income                                        $  350        $  220
                                                            ====================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                             ended March 31,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
  Net income                                               $   350      $   220
                                                           --------------------

Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                             489          480
     Deferred taxes                                           (112)         (97)
     Decrease (increase) in trade accounts receivable          114          (53)
     Decrease (increase) in inventory                           31          (81)
     Increase in other current assets                          (15)          (8)
     Increase (decrease) in accrued expenses                   167          (17)
     Increase in deferred revenue                               42           31
     Increase in customer deposits                               9           10
                                                           --------------------

          Total adjustments                                    725          265
                                                           --------------------
          Net cash provided by operating activities          1,075          485
                                                           --------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (180)        (250)
                                                           --------------------

          Net cash used in investing activities               (180)        (250)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                   (825)        (296)
                                                           --------------------
          Net increase (decrease) in cash                       70          (61)
Cash at beginning of year                                       57           88
                                                           --------------------
Cash at end of period                                      $   127      $    27
                                                           ====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                 $    59      $   115
                                                           ====================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Company is the 100% owner of Price Communications Wireless III Inc., the license holder for the Dothan MSA.

      Basis of Presentation

      Holdings owned approximately 92.3% of the Company at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The consolidated financial statements include the accounts of the Company and its subsidiary All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)   (Audited)
                                                              March 31,   December 31,
                                                                1999         1998
                                                                ----         ----
                             Assets
Current Assets:
  Cash                                                       $    145     $    145
  Trade accounts receivable, less allowance for doubtful
    accounts of $125 in 1999 and $142 in 1998                   3,073        2,921
  Inventory                                                       529          680
  Other current assets                                             92           58
                                                             ---------------------
          Total current assets                                  3,839        3,804
                                                             ---------------------

Property and equipment:
  Land and leasehold improvements                                 203          203
  Buildings & improvements                                         36           36
  Equipment and furnishings                                       796          792
  Cellular equipment                                           15,987       15,947
                                                             ---------------------
                                                               17,022       16,978
     Less accumulated depreciation and amortization             3,124        2,569
                                                             ---------------------
          Net property and equipment                           13,898       14,409

Advances to affiliate, net                                      5,434          119
Licenses and other intangibles less accumulated
  amortization of $5,452 in 1999 and $4,603 in 1998           130,728      131,577
                                                             ---------------------
                                                             $153,899     $149,909
                                                             =====================

                 Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                              $    109     $    113
  Other accrued expenses                                          769          460
  Deferred revenue                                                934          824
  Customer deposits                                               186          158
                                                             ---------------------

          Total current liabilities                             1,998        1,555
Deferred income taxes                                          40,623       40,888
                                                             ---------------------

          Total liabilities                                    42,621       42,443
Commitments and contingencies
Partners' equity                                              107,197      107,466
                                                             ---------------------
                                                             $149,818     $149,909
                                                             =====================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                           1999            1998
                                                           ----            ----
Revenue:
  Service revenue                                        $ 9,683         $ 6,743
  Equipment sales and installation                           460             339
                                                         -----------------------

          Total revenue                                   10,143           7,082
                                                         -----------------------

Operating expenses:
  Engineering, technical and other direct                  2,553           1,619
  Cost of equipment                                          740             623
  Sales and marketing                                        606             382
  General and administrative                               1,277           1,178
  Depreciation and amortization                            1,404           1,306
                                                         -----------------------

          Total operating expenses                         6,580           5,108
                                                         -----------------------

          Operating income                                 3,563           1,974
Interest expense, net                                         15             214
                                                         -----------------------

          Net income before income taxes                   3,548           1,760
Deferred tax benefit                                         265             265
                                                         -----------------------

Net income                                               $ 3,813         $ 2,025
                                                         =======================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             For the three months
                                                                ended March 31,
                                                            1999            1998
                                                            ----            ----
Cash flows from operating activities:
  Net income                                               $ 3,813         $ 2,025
                                                           -----------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                           1,404           1,306
     Deferred income taxes                                    (265)           (265)
     Increase in trade accounts receivable                    (152)            (59)
     Decrease in inventory                                     151               2
     Increase in other current assets                          (35)            (34)
     Increase (decrease) in accrued expenses                   305             (39)
     Increase  in deferred revenue                             110              45
     Increase in customer deposits                              28              26
                                                           -----------------------
          Total adjustments                                  1,546             982
                                                           -----------------------

          Net cash provided by operating activities          5,359           3,007
                                                           -----------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (44)           (121)
                                                           -----------------------
          Net cash used in investing activities                (44)           (121)
                                                           -----------------------

Cash flows from financing activities:
  Increase in advances to affiliates, net                   (5,315)         (2,833)
                                                           -----------------------
          Net increase in cash                                  --              53
Cash at beginning of year                                      145              50
                                                           -----------------------
Cash at end of period                                      $   145         $   103
                                                           =======================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                 $    15         $   214
                                                           =======================


See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Partnership is the 100% owner of Price Communications Wireless VII Inc., the licenseholder for the Macon MSA.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998 the allocation was finalized resulting in an allocation of approximately $136.2 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, PWI also utilized "push down accounting", as PWI owned approximately 99.1% of the Partnership.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                    ($ in thousands Except Per Share Amounts)

                                                                   (Unaudited)      (Audited)
                                                                     March 31,      December 31,
                                                                       1999            1998
                                                                       ----            ----
                          Assets
Current Assets:
  Cash                                                               $    226        $     36
  Trade accounts receivable, less allowance for doubtful
    accounts of $125 in 1999 and $98 in 1998                            2,453           2,365
  Inventory                                                               189             182
  Other current assets                                                    104              22
                                                                     ------------------------
          Total current assets                                          2,972           2,605
                                                                     ------------------------

Property and equipment :
  Land and leasehold improvements                                         139             136
  Equipment and furnishings                                               421             418
  Cellular equipment                                                   12,132          11,958
                                                                     ------------------------
                                                                       12,692          12,512
  Less accumulated depreciation and amortization                        2,273           1,820
                                                                     ------------------------
          Net property and equipment                                   10,419          10,692
                                                                     ------------------------

Advances to affiliates                                                  2,826           1,242
Licenses and other intangibles, less accumulated amortization
  of $4,201 in 1999 and $3,507 in 1998                                106,750         107,444
                                                                     ------------------------
                                                                      122,967         121,983
                                                                     ========================

                  Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                                      $     58        $     51
  Other accrued expenses                                                  534             296
  Deferred revenue                                                        567             525
  Customer deposits                                                        96              68
                                                                     ------------------------

          Total current liabilities                                     1,255             940
Deferred income taxes                                                  40,206          40,624
Other notes payable                                                        14              15
                                                                     ------------------------

          Total liabilities                                            41,475          41,579

Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value; authorized 50,000 shares
    none issued                                                            --              --
  Common stock, $.01 par value; authorized 100,000 shares,
    issued 10,000 shares                                                   --              --
  Additional paid in capital                                           69,031          69,031
  Retained earnings                                                    12,461          11,373
                                                                     ------------------------

          Total stockholder's equity                                   81,492          80,404
                                                                     ------------------------
                                                                     $122,967        $121,983
                                                                     ========================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)
                                   (Unaudited)


                                                          For the three months
                                                             ended March 31,
                                                          1999           1998
                                                          ----           ----
Revenue:
  Service revenue                                        $ 6,469        $ 5,034
  Equipment sales and installation                           480            292
                                                         ----------------------

          Total revenue                                    6,949          5,326
                                                         ----------------------

Operating expenses:
  Engineering, technical and other direct                  1,346            830
  Cost of equipment                                          908            590
  Sales and marketing                                        509            315
  General and administrative                               1,417          1,305
  Depreciation and amortization                            1,105          1,088
                                                         ----------------------

          Total operating expenses                         5,285          4,128
                                                         ----------------------

          Operating income                                 1,664          1,198
Interest expense                                              63            (48)
                                                         ----------------------

          Income before income tax expense                 1,727          1,150
Provision for income taxes                                   639            426
                                                         ----------------------

          Net income                                     $ 1,088        $   724
                                                         ======================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ In Thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                            1999            1998
                                                            ----            ----
Cash flows from operating activities:
  Net income                                               $ 1,088         $   724
                                                           -----------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                          1,105           1,088
      Deferred income tax                                     (418)           (418)
      Increase in trade accounts receivable                    (88)            (82)
      Increase in inventory                                     (7)            (54)
      Increase in other current assets                         (82)            (69)
      Increase (decrease) in accrued expenses                  245             (37)
      Increase  in deferred revenue                             42              44
      Increase  in customer deposits                            28               7
                                                           -----------------------

          Total adjustments                                    825             479
                                                           -----------------------

          Net cash provided by operating activities          1,913           1,203
                                                           -----------------------

Cash flows from investing activities:
      Purchases of property and equipment                     (138)           (327)
                                                           -----------------------

Cash flows from financing activities:
  Long-term borrowings                                          (1)             --
  Decrease in advances from affiliates, net                 (1,584)           (996)
                                                           -----------------------
          Net cash used in financing activities             (1,585)           (996)
                                                           -----------------------

          Net increase (decrease) in cash                      190            (120)
Cash at beginning of year                                       36             184
                                                           -----------------------
Cash at end of period                                      $   226         $    64
                                                           =======================
Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                   $    --         $    48
                                                           =======================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Company's subsidiary is the 100% owner of Price Communications Wireless IV, Inc. the license holder for the Montgomery MSA.

      Basis of Presentation

      Holdings owned approximately 91.9% of the Company at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of Montgomery Cellular Holding Co., Inc. and its Subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such afjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                   ($ In thousands Except Per Share Amounts))

                                                              (Unaudited)   (Audited)
                                                                March 31,  December 31,
                                                                  1999        1998
                                                                  ----        ----
                                     Assets
Current Assets:
  Cash                                                          $    226    $     36
  Trade accounts receivable, less allowance for doubtful
      accounts of $125 in 1999 and $98 in 1998                     2,453       2,365
  Inventory                                                          189         182
  Other current assets                                               104          22
                                                                --------------------
         Total current assets                                      2,972       2,605
                                                                --------------------

Property and equipment :
  Land and leasehold improvements                                    139         136
  Equipment and furnishings                                          421         418
  Cellular equipment                                              12,132      12,000
                                                                --------------------
                                                                  12,692      12,554
  Less accumulated depreciation and amortization                   2,273       1,862
                                                                --------------------
         Net property and equipment                               10,419      10,692
                                                                --------------------

Advances to affiliates                                             2,826       1,242
License and other intangibles, less accumulated amortization
  of $4,201 in 1999 and $3,507 in 1998                           106,750     107,444
                                                                --------------------
                                                                 122,967     121,983
                                                                ====================

                      Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                                 $     58    $     51
  Other accrued expenses                                             534         296
  Deferred revenue                                                   567         525
  Customer deposits                                                   96          68
                                                                --------------------

         Total current liabilities                                 1,255         940
  Deferred income taxes                                           40,206      40,624
  Other notes payable                                                 14          15
                                                                --------------------

         Total liabilities                                        41,475      41,579

Commitments and contingencies Stockholder's equity:
  Common stock, $1.00 par value; authorized 5,000 shares,
    100 shares, issued and outstanding                                --          --
  Additional paid in capital                                      69,031      69,031
  Retained earnings                                               12,461      11,373
                                                                --------------------
         Total stockholder's equity                               81,492      80,404
                                                                --------------------
                                                                $122,967    $121,983
                                                                ====================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)
                                   (Unaudited)

                                                           For the three months
                                                             ended March 31,
                                                            1999          1998
                                                            ----          ----
Revenue:
  Service revenue                                         $ 6,469       $ 5,034
  Equipment sales and installation                            480           292
                                                          ---------------------

       Total revenue                                        6,949         5,326
                                                          ---------------------

Operating expenses:
  Engineering, technical and other direct                   1,346           830
  Cost of equipment                                           908           590
  Sales and marketing                                         509           315
  General and administrative                                1,417         1,305
  Depreciation and amortization                             1,105         1,088
                                                          ---------------------

       Total operating expenses                             5,285         4,128
                                                          ---------------------

       Operating income                                     1,664         1,198
Interest income (expense)                                      63           (48)
                                                          ---------------------

       Income before income tax expense                     1,727         1,150
Provision for income taxes                                    639           426
                                                          ---------------------

       Net income                                         $ 1,088       $   724
                                                          =====================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ In thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
  Net income                                                $ 1,088     $   724
                                                            -------------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             1,105       1,088
    Deferred income tax                                        (418)       (418)
    Increase in trade accounts receivable                       (88)        (82)
    Increase in inventory                                        (7)        (54)
    Increase in other current assets                            (82)        (69)
    Increase (decrease) in accrued expenses                     245         (37)
    Increase in deferred revenue                                 42          44
    Increase in customer deposits                                28           7
                                                            -------------------

      Total adjustments                                         825         479
                                                            -------------------

      Net cash provided by operating activities               1,913       1,203
                                                            -------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (138)       (327)
                                                            -------------------

Cash flows from financing activities:
  Long-term borrowings                                           (1)         --
  Decrease in advances from affiliates, net                  (1,584)       (996)
                                                            -------------------
      Net cash used in financing activities                  (1,585)       (996)
                                                            -------------------

      Net (decrease) increase in cash                           190        (120)
Cash at beginning of year                                        36         184
                                                            -------------------
Cash at end of period                                       $   226     $    64
                                                            ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $    --     $    48
                                                            ===================

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

      The Company is the 100% owner of Price Communications Wireless IV, Inc., the license holder for the Montgomery MSA.

      Basis of Presentation

      Holdings owned approximately 91.9% of the Company at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                                 Balance Sheets
                                ($ in thousands)

                                                                  (Unaudited)     (Audited)
                                                                    March 31,    December 31,
                                                                      1999          1998
                                                                      ----          ----
                                     Assets
Current Assets:
  Cash                                                              $    13        $    18
  Trade accounts receivable, less allowance for doubtful
    accounts of $34 in 1999 and $29 in 1998                             979            961
  Inventory                                                             123            135
  Other current assets                                                   27             15
                                                                    ----------------------

          Total current assets                                        1,142          1,129
                                                                    ----------------------

Property and equipment :
  Land and land improvements                                            295            295
  Buildings and leasehold improvements                                  109            109
  Equipment and furnishings                                             241            239
  Cellular equipment                                                  4,810          4,810
                                                                    ----------------------
                                                                      5,455          5,453
  Less accumulated depreciation and amortization                        872            692
                                                                    ----------------------

          Net property and equipment                                  4,583          4,761
                                                                    ----------------------

Advances to affiliates                                                8,332          6,809
License and other intangibles, less accumulated amortization
   of $1,677 in 1999 and $1,406 in 1998                              41,658         41,929
                                                                    ----------------------
                                                                    $55,715        $54,628
                                                                    ======================

                  Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                     $    19        $    20
  Other accrued expenses                                                216             98
  Deferred revenue                                                      259            225
  Customer deposits                                                      75             68
                                                                    ----------------------

          Total current liabilities                                     569            411
Deferred income taxes                                                13,084         13,169
                                                                    ----------------------

          Total liabilities                                          13,653         13,580
                                                                    ----------------------

Commitments and contingencies
Partners' equity                                                     42,062         41,048
                                                                    ----------------------
                                                                    $55,715        $54,628
                                                                    ======================

See accompanying notes to consolidated financial statements.

                          PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                                 (A Florida Limited Partnership)
                              Consolidated Statements of Operations
                                        ($ in thousands)
                                           (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                            1999           1998
                                                            ----           ----

Revenue:
  Service revenue                                          $2,355         $1,920
  Equipment sales and installation                            205            180
                                                           ---------------------

          Total revenue                                     2,560          2,100
                                                           ---------------------

Operating expenses:
  Engineering, technical and other direct                     317            295
  Cost of equipment                                           314            304
  Sales and marketing                                         190            140
  General and administrative                                  523            507
  Depreciation and amortization                               451            459
                                                           ---------------------

          Total operating expenses                          1,795          1,705
                                                           ---------------------

          Operating income                                    765            395

Interest income                                               164             50
                                                           ---------------------
          Income before taxes                                 929            445
Deferred tax benefit                                           85             93
                                                           ---------------------
          Net income                                       $1,014         $  538
                                                           =====================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                              1999         1998
                                                              ----         ----

Cash flows from operating activities:
  Net income                                               $ 1,014      $   538
                                                           --------------------

Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                             451          459
     Deferred taxes                                            (85)         (93)
     Increase in trade accounts receivable                     (18)         (17)
     Decrease (increase) in inventory                           12          (94)
     Increase in other current assets                          (12)          (9)
     Increase  in accrued expenses                             116            7
     Increase in deferred revenue                               34           13
     Increase in customer deposits                               8           11
                                                           --------------------

          Total adjustments                                    506          277
                                                           --------------------

          Net cash provided by operating activities          1,520          815
                                                           --------------------

Cash flows from investing activities:
  Purchases of property and equipment                           (2)          (2)
                                                           --------------------
          Net cash used in investing activities                 (2)          (2)

Cash flows from financing activities -
  Decrease in advances from affiliates, net                 (1,523)        (805)
                                                           --------------------

          Net (decrease) increase in cash                       (5)           8
Cash at beginning of year                                       18           13
                                                           --------------------
Cash at end of period                                      $    13      $    21
                                                           ====================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW. The Partnership's direct owner is Panhandle Cellular Partnership ("Panhandle") whose financial statements are included elsewhere in this document. Panhandle in turn is owned by Palmer Wireless Holdings, Inc. ("Holdings"). PCW is the 100% owner of Holdings.

      The Partnership is the 100% owner of Price Communications Wireless IX, Inc., the licenseholder for the Panama City MSA.

      Basis of Presentation

      Holdings owned approximately 77.9% of the Partnership at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital. The license is being amortized over a period of 40 years.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

                         PANHANDLE CELLULAR PARTNERSHIP
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                 (Unaudited)    (Audited)
                                                                  March 31,    December 31,
                                                                     1999        1998
                                                                     ----        ----
                             Assets
Current Assets:
  Cash                                                             $    13     $    18
  Trade accounts receivable, less allowance for doubtful
    accounts of $34 in 1999 and $29 in 1998                            979         961
  Inventory                                                            123         135
  Other current assets                                                  27          15
                                                                   -------------------

          Total current assets                                       1,142       1,129
                                                                   -------------------

Property and equipment :
  Land and land improvements                                           295         295
  Buildings and leasehold improvements                                 109         109
  Equipment and furnishings                                            241         239
  Cellular equipment                                                 4,810       4,810
                                                                   -------------------
                                                                     5,455       5,453
     Less accumulated depreciation and amortization                    872         692
                                                                   -------------------
          Net property and equipment                                 4,583       4,761

Advances to affiliates                                               8,332       6,809
 Licenses and other intangibles, less accumulated amortization
   of $1,667 in 1999 and $1,406 in 1998                             41,658      41,929
                                                                   -------------------
                                                                   $55,715     $54,628
                                                                   ===================

                  Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                    $    19     $    20
  Other accrued expenses                                               216          98
  Deferred revenue                                                     259         225
  Customer deposits                                                     75          68
                                                                   -------------------

          Total current liabilities                                    569         411
Deferred income taxes                                               13,084      13,169
Minority interest                                                      559         549
                                                                   -------------------
          Total liabilities                                         14,212      14,129

Commitments and contingencies
Partners' equity                                                    41,503      40,499
                                                                   -------------------
                                                                   $55,715     $54,628
                                                                   ===================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                          For the three months
                                                             ended March 31,
                                                          1999            1998
                                                          ----            ----
Revenue:
  Service revenue                                       $ 2,355         $ 1,920
  Equipment sales and installation                          205             180
                                                      -------------------------

        Total revenue                                     2,560           2,100
                                                      -------------------------

Operating expenses:
  Engineering, technical and other direct                   317             295
  Cost of equipment                                         314             304
  Sales and marketing                                       190             140
  General and administrative                                523             507
  Depreciation and amortization                             451             459
                                                      -------------------------

        Total operating expenses                          1,795           1,705
                                                      -------------------------

        Operating income                                    765             395

Interest income                                             164              50
Minority interest                                           (10)             (5)
                                                      -------------------------

        Income before taxes                                 919             440
Deferred tax benefit                                         85              93
                                                      -------------------------
        Net income                                      $ 1,004         $   533
                                                      =========================

          See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the three months
                                                          ended March 31,
                                                         1999         1998
                                                         ----         ----
Cash flows from operating activities:
  Net income                                           $ 1,004       $ 533
                                                     ---------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        451         459
      Minority interest share of income                     10           5
      Deferred taxes                                       (85)        (93)
      Increase in trade accounts receivable                (18)        (17)
      Decrease (increase) in inventory                      12         (94)
      Increase in other current assets                     (12)         (9)
      Increase in accrued expenses                         116           7
      Increase in deferred revenue                          34          13
      Increase in customer deposits                          8          11
                                                     ---------------------

        Total adjustments                                  516         282
                                                     ---------------------

        Net cash provided by operating activities        1,520         815
                                                     ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (2)         (2)
                                                     ---------------------
        Net cash used in investing activities               (2)         (2)

Cash flows from financing activities:
  Increase in advances to affiliates, net               (1,523)       (805)
                                                     ---------------------

        Net increase (decrease) in cash                     (5)          8
Cash at beginning of year                                   13          13
                                                     ---------------------
Cash at end of period                                  $     8       $  21
                                                     =====================

          See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      Panhandle Cellular Partnership. (the "Partnership") was formed on January 1, 1987, to construct and operate non-wireline cellular telephone systems in the Panama City, Florida, Metropolitan Statistical Area. The Partnership is the 99.01% partner of Panama City Cellular Telephone Co., Ltd. which was formed on April 1, 1988 and whose financial statements are included elsewhere in this document. On July 25, 1991, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), acquired an interest in the Partnership.

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

      The Partnership's subsidiary is the 100% owner of Price Communications Wireless IX, Inc., the license holder for the Panama City MSA.

      Basis of Presentation

      Holdings owned approximately 77.7% of the Partnership at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Security and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                 (Unaudited)   (Audited)
                                                                   March 31,  December 31,
                                                                     1999         1998
                                                                     ----         ----
                                     Assets
Current Assets:
  Cash                                                             $    30      $    14
  Trade accounts receivable, less allowance for doubtful
   accounts of $112 in 1999 and $108 in 1998                         1,843        1,751
  Inventory                                                            236          368
  Other current assets                                                  55           30
                                                                 ----------------------

        Total current assets                                         2,164        2,163
                                                                 ----------------------

Property and equipment:
  Land and land improvements                                           758          715
  Buildings and leasehold improvements                                 975          975
  Equipment and furnishings                                            283          278
  Cellular equipment                                                11,682       10,457
                                                                 ----------------------
                                                                    13,698       12,425
  Less accumulated depreciation and amortization                     2,827        2,469
                                                                 ----------------------

        Net property and equipment                                  10,871        9,956
                                                                 ----------------------

Advances to affiliates                                               1,749            3
Licenses and other intangibles, less accumulated amortization
 of $3,066 in  1999 and $2,583 in 1998                              74,207       74,690
                                                                 ----------------------
                                                                   $88,991      $86,812
                                                                 ======================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                    $    49      $    43
  Other accrued expenses                                               359          190
  Deferred revenue                                                     467          390
  Customer deposits                                                     85           64
                                                                 ----------------------

        Total current liabilities                                      960          687
Deferred income taxes                                               21,960       22,103
                                                                 ----------------------

        Total liabilities                                           22,920       22,790
Commitments and contingencies
Partners' equity                                                    66,071       64,022
                                                                 ----------------------
                                                                   $88,991      $86,812
                                                                 ======================

          See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                               For the three months
                                                  ended March 31,
                                                 1999         1998
                                                 ----         ----

Revenue:
  Service revenue                              $ 5,316      $ 3,823
  Equipment sales and installation                 277          223
                                            -----------------------

        Total revenue                            5,593        4,046
                                            -----------------------

Operating expenses:
  Engineering, technical and other direct        1,084          704
  Cost of equipment                                603          419
  Sales and marketing                              409          359
  General and administrative                       769          737
  Depreciation and amortization                    841          869
                                            -----------------------

        Total operating expenses                 3,706        3,088
                                            -----------------------

        Operating income                         1,887          958
Interest income (expense)                           19         (131)
                                            -----------------------

        Income before taxes                      1,906          827
Deferred tax benefit                               143          167
                                            -----------------------
        Net income                             $ 2,049      $   994
                                            =======================

          See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHSIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                         For the three months
                                                            ended March 31,
                                                          1999          1998
                                                          ----          ----
Cash flows from operating activities:
  Net income                                            $ 2,049       $   994
                                                      -----------------------

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                         841           869
      Deferred taxes                                       (143)         (167)
      Decrease in trade accounts receivable                 (92)         (315)
      Decrease (increase) in inventory                      132           (79)
      Decrease in other current assets                      (25)          (22)
      Increase in accrued expenses                          175             3
      Increase in deferred revenue                           77            13
      Increase in customer deposits                          21             4
                                                      -----------------------

        Total adjustments                                   986           306
                                                      -----------------------

        Net cash provided by operating activities         3,035         1,300
Cash flows from investing activities:
  Purchases of property and equipment                    (1,273)          (63)
Cash flows from financing activities:
  Decrease in advances to affiliates, net                (1,746)       (1,241)
                                                      -----------------------

        Net increase (decrease) in cash                      16            (4)
Cash at beginning of year                                    14            24
                                                      -----------------------
Cash at end of period                                   $    30       $    20
                                                      =======================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest              $    --       $   131
                                                      =======================

          See accompanying notes to consolidated financial statements

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $79.0 million. During 1998, the allocation was finalized resulting in an allocation of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, Holdings utilized "push down accounting."

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                            CEI COMMUNICATIONS, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                                     (Unaudited)     (Audited)
                                                                       March 31,    December 31,
                                                                         1999           1998
                                                                     --------------------------
                                     Assets
Investment in Macon Cellular Telephone Systems Limited Partnership         $704            $664
                                                                     ==========================

Commitments and contingencies

                                     Equity
Common stock, $1.00 par value, 150,000 shares authorized,
     500 shares issued and outstanding                                     $ --            $ --
Retained earnings                                                           704             664
                                                                     --------------------------
                                                                           $704            $664
                                                                     ==========================

                See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                              1999        1998
                                                            --------------------
Partnership income from Macon Cellular Telephone Systems
      Limited Partnership                                       $40          $21
                                                            ====================

                See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                    Unaudited

                                                       For the three months
                                                          ended March 31,
                                                         1999        1998
                                                      ---------------------
Net income                                                  $40         $20
Increase in investment account                              (41)        (20)
                                                      ---------------------

Increase in cash                                             $0          $0
                                                      =====================

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

                        PANAMA CITY COMMUNICATIONS INC.
                                 Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)     (Audited)
                                                    December 31,   December 31,
                                                        1999           1998
                                                        ----           ----
                                     Assets

Investment in Panama City Cellular
  Telephone Co. Inc.                                    $   121         $   111
                                                    ===========================

                                     Equity
Common stock, no par value: 100 shares authorized,
  issued and outstanding                                $    --         $    --
Retained earnings                                           121             111
                                                    ---------------------------
                                                        $   121         $   111
                                                    ===========================

                See accompanying notes to financial statements.

                        PANAMA CITY COMMUNICATIONS INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                    For the three months
                                                       ended March 31,
                                                      1999         1998
                                                      ----         ----
Partnership income from Panama
  City Cellular Telephone Co. Ltd.                         $10           $5
                                                  =========================

                See accompanying notes to financial statements.

                         PANAMA CITY COMMUNICATIONS INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                    For the three months
                                                      ended March 31,
                                                      1999        1998
                                                      ----        ----
Net income                                                 $10          $5

Increase in investment account                             (10)         (5)
                                                  ------------------------

Increase in cash                                            $0          $0
                                                  ========================

                See accompanying notes to financial statements.

                        PANAMA CITY COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Basis of Presentation

      Panama City Communications, Inc. (the "Company") has a .99% partnership interest in Panama City Cellular Telephone Co., Ltd. The Company is owned 100% by Palmer Wireless Holdings, Inc.

                    PRICE COMMUNICATIONS WIRELESS II, INC.
                                Balance Sheets
                      ($ in thousands except share data)

                                                                        (Unaudited)      (Audited)
                                                                          March 31,     December 31,
                                                                            1999            1998
                                                                            ----            ----
                               Assets

Cellular license, net of accumulated amortization of $12,553 in 1998
  and $10,533 in 1998                                                     $ 310,713       $ 312,733
                                                                       ============================

        Liabilities and Stockholder's Equity

Deferred taxes                                                            $  95,176       $  95,724
Commitments and contingencies                                                    --              --

                        Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                   --              --
Paid-in capital                                                             224,058         224,058
(Accumulated deficit)                                                        (8,521)         (7,049)
                                                                       ----------------------------

Total stockholder's equity                                                  215,537         217,009
                                                                       ----------------------------

Total liabilities and stockholder's equity                                $ 310,713       $ 312,733
                                                                       ============================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                         For the three months ended
                                                  March 31,
                                              1999         1998
                                              ----         ----

Amortization of cellular license             $2,020       $2,118
Deferred tax benefit                            548          697
                                          ----------------------
Net (loss)                                  ($1,472)     ($1,421)
                                          ======================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                               1999          1998
                                               ----          ----
Net (loss)                                   ($1,472)      ($1,421)
Amortization of cellular license               2,020         2,118
Decrease in deferred tax liability              (548)         (697)
                                          --------------------------
Net change in cash                                $0            $0
                                          ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless II, Inc. ("Wireless II") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Palmer Wireless Holdings Inc. which in turn is 100% owned by its parent Price Communications Wireless Inc. ("PCW"), the Registrant. The Company owns the non-wireline licenses of the AL-8 RSA, GA-7 RSA, GA-8 RSA, GA-9 RSA, GA-10 RSA, GA-12 RSA, Augusta Georgia MSA and the interim operating authority for SC-7 RSA.

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $330.0 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $323.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. is 100% owned by PCW and accordingly the value of the license allocated to it was contributed to Wireless II

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

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

            PRICE COMMUNICATIONS WIRELESS III, INC.
                         Balance Sheets
               ($ in thousands except share data)

                                                                         (Unaudited)       (Audited)
                                                                          March 31,       December 31,
                                                                             1999             1998
                                                                             ----             ----
                             Assets

Cellular license, net of accumulated amortization of $1,882 in 1999
  and $1,576 in 1998                                                       $ 47,062         $ 47,368
                                                                       ==================================

              Liabilities and Stockholder's Equity

Deferred taxes                                                             $ 17,415         $ 17,526
Commitments and contingencies

                      Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                   --               --
Paid-in capital                                                              30,884           30,884
(Accumulated deficit)                                                        (1,237)          (1,042)
                                                                       ----------------------------------

Total stockholder's equity                                                   29,647           29,842
                                                                       ----------------------------------

Total liabilities and stockholder's equity                                 $ 47,062         $ 47,368
                                                                       ==================================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                               1999         1998
                                               ----         ----

Amortization of cellular license               $306         $315
Deferred tax benefit                            111          107
                                          --------------------------
Net (loss)                                    ($195)       ($208)
                                          ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                               1999          1998
                                               ----          ----

Net (loss)                                    ($195)        ($208)
Amortization of cellular license                306           315
Decrease in deferred tax liability             (111)         (107)
                                          --------------------------
Net change in cash                               $0            $0
                                          ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the preliminary allocation was finalized resulting in an allocation of $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless III.

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

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                        (Unaudited)     (Audited)
                                                                         March 31,     December 31,
                                                                            1999           1998
                                                                            ----           ----
                            Assets

Cellular license, net of accumulated amortization of $4,238 in 1998
  and $3,544 in 1998                                                     $ 106,755       $ 107,449
                                                                      ==============================

             Liabilities and Stockholder's Equity

Deferred taxes                                                           $  39,505       $  39,756
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                  --              --
Paid-in capital                                                             70,038          70,038
(Accumulated deficit)                                                       (2,788)         (2,345)
                                                                      ------------------------------

Total stockholder's equity                                                  67,250          67,693
                                                                      ------------------------------

Total liabilities and stockholder's equity                               $ 106,755       $ 107,449
                                                                      ==============================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                               1999         1998
                                               ----         ----

Amortization of cellular license               $694         $709
Deferred tax benefit                            251          240
                                          --------------------------
Net (loss)                                    ($443)       ($469)
                                          ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                    March 31,
                                               1999          1998
                                               ----          ----

Net (loss)                                    ($443)        ($469)
Amortization of cellular license                694           709
Decrease in deferred tax liability             (251)         (240)
                                          --------------------------
Net change in cash                               $0            $0
                                          ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million to licenses. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IV..

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

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                           (Unaudited)      (Audited)
                                                                            March 31,      December 31,
                                                                               1999            1998
                                                                               ----            ----
                            Assets

Cellular license, net of accumulated amortization of $2,923 in 1999
  and $2,444 in 1998                                                         $ 73,730         $ 74,209
                                                                          ==============================

             Liabilities and Stockholder's Equity

Deferred taxes                                                               $ 11,682         $ 11,759
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                     --               --
Paid-in capital                                                                64,069           64,069
(Accumulated deficit)                                                          (2,021)          (1,619)
                                                                          ------------------------------

Total stockholder's equity                                                     62,048           62,450
                                                                          ------------------------------

Total liabilities and stockholder's equity                                   $ 73,730         $ 74,209
                                                                          ==============================

                See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                               1999         1998
                                               ----         ----

Amortization of cellular license               $479         $489
Deferred tax benefit                             77          166
                                          --------------------------
Net (loss)                                    ($402)       ($323)
                                          ==========================

                See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                           For the three months ended
                                                   March 31,
                                                1999          1998
                                                ----          ----

Net (loss)                                     ($402)        ($323)
Amortization of cellular license                 479           489
Decrease in deferred tax liability               (77)         (166)
                                           --------------------------
Net change in cash                                $0            $0
                                           ==========================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless V.

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

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                        (Unaudited)     Audited)
                                                                         March 31,    December 31,
                                                                           1999           1998
                                                                           ----           ----
                               Assets

Cellular license, net of accumulated amortization of $3,421 in 1998
  and $2,860 in 1998                                                     $ 86,280       $ 86,841
                                                                       ===========================

                Liabilities and Stockholder's Equity

Deferred taxes                                                           $ 28,322       $ 28,506
Commitments and contingencies

                        Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                 --             --
Paid-in capital                                                            60,229         60,229
(Accumulated deficit)                                                      (2,271)        (1,894)
                                                                       ---------------------------

Total stockholder's equity                                                 57,958         58,335
                                                                       ---------------------------

Total liabilities and stockholder's equity                               $ 86,280       $ 86,841
                                                                       ===========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                     1999             1998
                                                     ----             ----

Amortization of cellular license                     $561             $572
Deferred tax benefit                                  184              193
                                                  ---------------------------
Net (loss)                                          ($377)           ($379)
                                                  ===========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                      1999          1998
                                                      ----          ----

Net (loss)                                           ($377)        ($379)
Amortization of cellular license                       561           572
Decrease in deferred tax liability                    (184)         (193)
                                                 ---------------------------
Net change in cash                                      $0            $0
                                                 ===========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VI.

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

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                       (Unaudited)       (Audited)
                                                                         March 31,      December 31,
                                                                           1999             1998
                                                                           ----             ----
                               Assets

Cellular license, net of accumulated amortization of $5,183 in 1998
  and $4,334 in 1998                                                     $130,728         $131,577
                                                                     ================================

                Liabilities and Stockholder's Equity

Deferred taxes                                                            $40,623          $40,888
Commitments and contingencies

                        Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                 --               --
Paid-in capital                                                            93,558           93,558
(Accumulated deficit)                                                      (3,453)          (2,869)
                                                                     --------------------------------

Total stockholder's equity                                                 90,105           90,689
                                                                     --------------------------------

Total liabilities and stockholder's equity                               $130,728         $131,577
                                                                     ================================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                       1999           1998
                                                       ----           ----

Amortization of cellular license                       $849           $867
Deferred tax benefit                                    265            293
                                                  ---------------------------
Net (loss)                                            ($584)         ($574)
                                                  ===========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                      1999           1998
                                                      ----           ----

Net (loss)                                           ($584)         ($574)
Amortization of cellular license                       849            867
Decrease in deferred tax liability                    (265)          (293)
                                                  --------------------------
Net change in cash                                      $0             $0
                                                  ==========================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $135.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down' accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VII.

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

                  PRICE COMMUNICATIONS WIRELESS VIII, INC.
                                Balance Sheets
                     ($ in thousands except share data)

                                                                          (Unaudited)      (Audited)
                                                                           March 31,      December 31,
                                                                              1999            1998
                                                                              ----            ----
                               Assets

Cellular license, net of accumulated amortization of $3,066 in 1999
  and $2,583 in 1998                                                         $74,207         $74,690
                                                                       =================================

                Liabilities and Stockholder's Equity

Deferred taxes                                                               $21,960         $22,103
Commitments and contingencies

                        Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                    --              --
Paid-in capital                                                               54,336          54,336
(Accumulated deficit)                                                         (2,089)         (1,749)
                                                                       ---------------------------------

Total stockholder's equity                                                    52,247          52,587
                                                                       ---------------------------------

Total liabilities and stockholder's equity                                   $74,207         $74,690
                                                                       =================================

                See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                     1999             1998
                                                     ----             ----

Amortization of cellular license                     $483             $523
Deferred tax benefit                                  143              167
                                                  ---------------------------
Net (loss)                                          ($340)           ($356)
                                                  ===========================

                See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                            March 31,
                                                     1999             1998
                                                     ----             ----

Net (loss)                                          ($340)           ($356)
Amortization of cellular license                      483              523
Decrease in deferred tax liability                   (143)            (167)
                                                  ---------------------------
Net change in cash                                     $0               $0
                                                  ===========================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $79.0 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VIII.

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

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                         (Unaudited)      (Audited)
                                                                          March 31,      December 31,
                                                                             1999            1998
                                                                             ----            ----
                                   Assets

Cellular license, net of accumulated amortization of $1,652 in 1999
  and $1,381 in 1998                                                       $41,658         $41,929
                                                                       ===============================

                    Liabilities and Stockholder's Equity

Deferred taxes                                                             $13,085         $13,170
Commitments and contingencies

                            Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                  --              --
Paid-in capital                                                             29,674          29,674
(Accumulated deficit)                                                       (1,101)           (915)
                                                                       -------------------------------

Total stockholder's equity                                                  28,573          28,759
                                                                       -------------------------------

Total liabilities and stockholder's equity                                 $41,658         $41,929
                                                                       ===============================

                See accompanying notes to financial statements.
                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                       1999           1998
                                                       ----           ----

Amortization of cellular license                       $271           $276
Deferred tax benefit                                     85             93
                                                  ---------------------------
Net (loss)                                            ($186)         ($183)
                                                  ===========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended
                                                            March 31,
                                                       1999          1998
                                                       ----          ----

Net (loss)                                            ($186)        ($183)
Amortization of cellular license                        271           276
Decrease in deferred tax liability                      (85)          (93)
                                                  ---------------------------
Net change in cash                                       $0            $0
                                                  ===========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IX.

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

                                                     March 31,      December 31,
                                                       1999             1998
                                                       ----             ----
           Dothan, Alabama ........................    95.0%            94.6%
           Montgomery, Alabama. ...................    94.6             92.8
           Albany, Georgia ........................    96.8             86.5
           Augusta, Georgia .......................   100.0            100.0
           Columbus, Georgia ......................    98.9             85.2
           Macon, Georgia .........................    99.2             99.2
           Savannah, Georgia ......................    98.5             98.5
           Panama City, Florida ...................    92.0             78.4
           Alabama 8 - RSA ........................   100.0            100.0
           Georgia 6 - RSA ........................    96.3             96.3
           Georgia 7 - RSA ........................   100.0            100.0
           Georgia 8 - RSA ........................   100.0            100.0
           Georgia 9 - RSA ........................   100.0            100.0
           Georgia 10 - RSA .......................   100.0            100.0
           Georgia 12 - RSA .......................   100.0            100.0
           Georgia 13 - RSA .......................   100.0             86.5

RESULTS OF OPERATIONS

      The following table sets forth for the Company the percentage which certain amounts bear to total revenue.

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1999         1998
                                                            ----         ----
Revenue:
   Service ...............................................   93.3%        94.0%
   Equipment sales and installation ......................    6.7          6.0
                                                            -----        -----
             Total revenue ...............................  100.0        100.0
Operating expenses:
   Engineering, technical and other direct:
         Engineering and technical (1) ...................    6.4          7.5
         Other direct costs of services (2) ..............    8.3          7.2
   Cost of equipment (3) .................................   12.1         12.7
   Selling, general and administrative:
         Sales and marketing (4) .........................    8.8         10.7
         Customer service (5) ............................    6.4          6.7
         General and administrative (6) ..................    8.5         10.6
   Depreciation and amortization .........................   18.9         26.3
                                                            -----        -----
               Total operating expenses ..................   69.4         81.7
    Operating income .....................................   30.6%        18.3%
    Operating income before depreciation and
         amortization (7) ................................   49.6%        44.6%

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

                                    PRICE COMMUNICATIONS WIRELESS, INC.


Date: April 26, 1999                By: /s/ Robert Price
                                        ----------------------------------------
                                    Robert Price
                                    Director, President and Treasurer


                                    By: /s/ Kim I Pressman
                                        ----------------------------------------
                                    Kim I Pressman
                                    Vice President and Chief Financial Officer


                                    By: /s/ Michael Wasserman
                                        ----------------------------------------
                                    Michael Wasserman
                                    Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         -----------

  27                     Financial Data Schedule