Form 10-Q
period 1999-06-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-07-26
CIK 1046202

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

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of July 25, 1999 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets- June 30, 1999 and
               December 31, 1998...........................................  I-1

        Condensed Consolidated Statements of Operations - Three
               months ended June 30, 1999 and 1998 and six  months
               ended June 30, 1999 and 1998................................  I-2

        Condensed Consolidated Statements of Cash Flows - Six
               months ended June 30, 1999 and 1998.........................  I-3

        Notes to Condensed Consolidated Financial Statements...............  I-4

   ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  I-6

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings............................................... II-1

   ITEM 2. Changes in Securities........................................... II-1

   ITEM 3. Defaults Upon Senior Securities-None............................ II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders............. II-1

   ITEM 5. Other Information............................................... II-1

   ITEM 6. Exhibits and Reports on Form 8-K................................ II-1

SIGNATURES................................................................. II-2

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                          1999         1998
                                                      -----------   -----------
                         Assets

Current assets:
     Cash and cash equivalents                        $   117,299   $   109,137
     Restricted cash                                           --        79,081
     Trade accounts receivable, net of
           allowance for doubtful accounts                 24,076        20,508
     Receivable from other cellular carriers                3,067         2,282
     Prepaid expenses and deposits                            565           303
     Inventory                                              2,799         3,940
     Deferred income taxes                                    572         1,383
                                                      -----------   -----------

            Total current assets                          148,378       216,634

Net property and equipment                                145,267       144,828
Licenses, net of amortization                             869,511       876,952
Other intangible assets and other assets,
    at cost less accumulated amortization                  19,026        25,320
                                                      -----------   -----------
                                                      $ 1,182,182   $ 1,263,734
                                                      ===========   ===========

                Liabilities and Equity (Deficit)

Current liabilities:
     Payable to Price Communications Corporation      $       928   $     1,151
     Accounts payable and accrued expenses                 22,885        21,616
     Accrued interest payable                              11,617        11,779
     Accrued salaries and employee benefits                 2,499         2,656
     Deferred revenue                                       6,355         5,535
     Customer deposits                                      1,253           921
                                                      -----------   -----------

           Total current liabilities                       45,537        43,658

Long-term debt                                            700,000       700,000
Obligation of Parent Company                                   --       209,432
Accrued income taxes - long term                           23,426        22,775
Deferred income taxes                                     291,315       290,370
Minority interests                                          6,939         9,530
                                                      -----------   -----------

           Total liabilities                            1,067,217     1,275,765
                                                      -----------   -----------

Commitments and contingencies                                  --            --

Stockholder's equity (deficit)                            114,965       (12,031)
                                                      -----------   -----------

                                                      $ 1,182,182   $ 1,263,734
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)

                                   (Unaudited)

                                                             For the three months       For the six months
                                                                ended June 30,           ended June 30,
                                                            ----------------------    ---------------------
                                                               1999         1998         1999         1998
                                                            ---------    ---------    ---------    ---------
Revenue:
    Service                                                 $  59,839    $  45,737    $ 112,660    $  86,421
    Equipment sales and installation                            4,770        3,181        8,540        5,772
                                                            ---------    ---------    ---------    ---------
         Total revenue                                         64,609       48,918      121,200       92,193
                                                            ---------    ---------    ---------    ---------

Operating expenses:
    Engineering, technical and other direct                     8,076        6,655       16,389       13,022
    Cost of equipment                                           7,601        6,019       14,441       11,515
    Selling, general and administrative                        15,288       14,044       28,671       26,145
    Depreciation and amortization                              10,667       11,165       21,387       22,553
                                                            ---------    ---------    ---------    ---------
         Total operating expenses                              41,632       37,883       80,888       73,235
                                                            ---------    ---------    ---------    ---------

         Operating income                                      22,977       11,035       40,312       18,958
                                                            ---------    ---------    ---------    ---------

Other income (expense):
    Interest expense, net                                     (21,316)     (18,082)     (42,472)     (35,907)
    Other income (expense), net                                    47           (6)         100          (43)
                                                            ---------    ---------    ---------    ---------

         Total other expense                                  (21,269)     (18,088)     (42,372)     (35,950)
                                                            ---------    ---------    ---------    ---------

         Income (loss) before minority interest
           share of income, income taxes
           and extraordinary item                               1,708       (7,053)      (2,060)     (16,992)

Minority interest share of income                                (370)        (542)        (987)      (1,002)
                                                            ---------    ---------    ---------    ---------

         Income (loss) before income taxes
           and extraordinary item                               1,338       (7,595)      (3,047)     (17,994)

Income tax (expense) benefit                                     (535)       2,687        1,087        6,515
                                                            ---------    ---------    ---------    ---------

         Income (loss) before extraordinary item                  803       (4,908)      (1,960)     (11,479)

Extraordinary item - write-off of deferred finance costs,
         net of income tax benefit of $3,935                       --       (5,902)          --       (5,902)
                                                            ---------    ---------    ---------    ---------

         Net income (loss)                                  $     803    $ (10,810)   $  (1,960)   $ (17,381)
                                                            =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                              For the six months
                                                                                ended June 30,
                                                                           ----------------------
                                                                              1999         1998
                                                                           ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                     $  (1,960)   $ (17,381)
                                                                           ---------    ---------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                                     21,387       22,553
            Minority interest share of income                                    987        1,002
            Deferred income taxes                                             (1,734)      (3,217)
            Loss on disposal of property                                          --           37
            Interest deferred and added to obligation of Parent Company       11,309        5,876
            Amortization of deferred finance                                   1,307        9,838
            Decrease in trade accounts receivable                             (4,353)      (2,742)
            Decrease (increase) in inventory                                   1,141       (1,327)
            Increase (decrease) in accounts payable and accrued expenses       1,763      (15,821)
            (Decrease) increase in accrued interest payable                     (162)       1,640
            Change in other accounts                                             890        2,893
                                                                           ---------    ---------
               Total adjustments                                              32,535       20,732
                                                                           ---------    ---------
                Net cash provided by operating activities                     30,575        3,351
                                                                           ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                    (10,771)      (4,171)
     Purchases of minority interests                                          (7,177)          --
                                                                           ---------    ---------
                Net cash used in investing activities                        (17,948)      (4,171)
                                                                           ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                                                  --     (437,999)
     Repayment of advances from Price Communications Corporation                (223)        (928)
     Proceeds from long-term debt                                                 --      525,000
     Cash pledged for outstanding interest rate swap contracts                    --       (6,738)
     Interest earned on restricted cash                                       (3,454)          --
     Increase in other intangible assets and other assets                       (788)
     Payment of debt issuance costs                                               --      (13,760)
                                                                           ---------    ---------
                Net cash (used in )/provided by financing activities          (4,465)      65,575
                                                                           ---------    ---------
                Net increase in cash and cash equivalents                      8,162       64,755
Cash and cash equivalents at the beginning of period                         109,137       27,926
                                                                           ---------    ---------

Cash and cash equivalents at the end of period                             $ 117,299    $  92,681
                                                                           =========    =========

Supplemental disclosure of cash flow information:
     Income taxes paid, net                                                $     205    $     134
                                                                           =========    =========
     Interest paid                                                         $  34,234    $  29,177
                                                                           =========    =========

     Reversal of obligation of Parent Company recorded on books pursuant to "push-down" accounting:
         Obligation of Parent Company                                      $ 220,741
         Elimination of restricted cash                                      (79,081)
         Interest earned on restricted cash                                   (3,454)
         Write-off of unamortized finance charges                             (5,760)
         Reversal of deferred taxes on accreted interest                      (3,490)
                                                                           ---------
         Addition to paid-in capital                                       $ 128,956
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

      In August 1998, Holdings redeemed all of its outstanding 13 1/2% notes. The redemption was financed out of the net proceeds of a new $200.0 million Holdings offering of 11 3/4% Senior Exchangeable Payable-in-Kind notes due 2008. In June 1999, PCC converted these notes by issuing to the holders 17.2 million shares of its common stock. The accompanying Balance Sheets include $79.1 million at December 31, 1998 of restricted cash and $209.4 million (including accrued interest) of the 11 1/4% notes which were obligations of Holdings and were included in the Balance Sheets solely pursuant to "push down" accounting rules. The Company had no rights with respect to the restricted cash included herein.

Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements of Price Communications Wireless, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at their fair value. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to the 1998 Statement of Operations and Statement of Cash Flows to conform to the 1999 presentation.

(2) Obligation of Parent Company

      Effective June 24, 1999, the Company's parent, PCH, elected to convert the outstanding indebtedness of the $200 million 11 3/4% Senior Exchangeable Payable-in-Kind notes according to the provisions of the indenture. Accordingly, the obligation as of June 24, 1999, which amounted to $220.7 million including accrued interest, was satisfied by the issuance by PCC of 17.2 million shares of its common stock. In addition, the restricted cash previously recorded on the Company's Balance Sheets, as well as the unamortized finance costs and deferred taxes associated with the accreted interest, have been written off against paid-in-capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto.

      The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company and its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

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

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1999, the Company provided cellular telephone service to approximately 418,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

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

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1998 and June 30, 1999.

                                           June 30, 1999           December 31, 1998
                     DLJ Winter 98-9   ----------------------    ---------------------
  Cellular     MSA      Estimated      Percentage    Net POPS    Percentage   Net POPS
Service Area   Rank    Market POPS     Ownership      Owned      Ownership      Owned
------------   ----    -----------     ---------      -----      ---------      -----
Albany          270      117,984          96.8%       114,209       86.5%      102,056
Augusta         105      440,864         100.0%       440,864      100.0%      440,864
Columbus        165      250,845          99.1%       248,587       85.2%      213,720
Macon           139      318,227          99.6%       316,954       99.2%      315,681
Savannah        152      288,736          98.5%       284,405       98.5%      284,405
Montgomery      138      320,687          94.6%       303,370       92.8%      297,598
Dothan          252      133,618          95.0%       126,937       94.6%      126,403
Panama City     230      149,953          92.0%       137,957       78.4%      117,563
GA-6                     203,899          96.5%       196,763       96.3%      196,355
GA-7                     135,121         100.0%       135,121      100.0%      135,121
GA-8                     157,912         100.0%       157,912      100.0%      157,912
GA-9                     118,111         100.0%       118,111      100.0%      118,111
GA-10                    151,827         100.0%       151,827      100.0%      151,827
GA-12                    215,935         100.0%       215,935      100.0%      215,935
GA-13                    148,361         100.0%       148,361       86.5%      128,332
AL-8                     173,677         100.0%       173,677      100.0%      173,677
                       ---------                    ---------                ---------
                       3,325,757                    3,270,990                3,175,560
                       =========                    =========                =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                                    --------              --------
                                                1999       1998       1999       1998
                                               -----      -----      -----      -----
Revenue:
   Service                                      92.6%      93.5%      93.0%      93.7%
   Equipment sales and installation              7.4        6.5        7.0        6.3
                                               -----      -----      -----      -----
             Total revenue                     100.0      100.0      100.0      100.0
                                               -----      -----      -----      -----
Operating expenses:
   Engineering, technical and other direct:
      Engineering and technical(1)               5.3        6.2        5.8        6.8
      Other  direct  costs of services(2)        7.2        7.4        7.7        7.3
   Cost of equipment(3)                         11.7       12.3       11.9       12.5
   Selling, general and administrative:
      Sales and marketing(4)                     8.3       12.0        8.5       11.4
      Customer service(5)                        6.3        6.3        6.3        6.5
      General and administrative(6)              9.1       10.4        8.8       10.5
   Depreciation and amortization                16.5       22.8       17.7       24.4
                                               -----      -----      -----      -----
             Total operating expenses           64.4       77.4       66.7       79.4
                                               -----      -----      -----      -----
    Operating income                            35.6%      22.6%      33.3%      20.6%
    Operating income before depreciation and
      Amortization(7)                           52.1%      45.4%      50.9%      45.0%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Revenue. Service revenues totaled $59.8 million for the second quarter of 1999, an increase of 30.8% from $45.7 million for the second quarter of 1998. The significant increase is primarily attributable to the continued improvement in the operating statistics combined with an increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 76,000 for the current three months compared to last year's second quarter. In addition, roaming revenue increased by $3.8 million or 57% over last year's second quarter results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the second quarter of 1999 the average monthly revenue per subscriber amounted to $48.70 compared to $45.30 for the same period last year or an increase of 7.5%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also markedly increased improving from 187 minutes from last year's second quarter to 247 minutes for the current quarter. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $4.8 million for the second quarter of 1999 compared to $3.2 million for the second quarter of 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. In addition, increased sales of accessories, as well as the sale of digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $4.2 million for the current three month period but decreased as a percentage of total revenue to 47.9% from 54.6% for the second quarter of 1998.

      Engineering, technical and other direct costs of service increased to $8.1 million for the second quarter of 1999 from $6.7 million for the second quarter of 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other markets and the amount charged to subscribers. Although the cost increased by $1.3 million, the amount recovered from subscribers increased by $1.6 million which resulted in an improved recovery ratio. The recovery ratio amount may improve further based on the negotiated decreases in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage.

      Cost of equipment increased to $7.6 million for the second quarter of 1999 from $6.0 million for the second quarter of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 52.8% for the second quarter of 1998 to 62.8% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased by $1.2 million from $14.0 million in the second quarter of 1998 to $15.3 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 23.7% of revenue compared to 28.7% for the same three month period in 1998 or an improvement of 17.4%. SG&A expenses decreased by $740,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with flat advertising expenditures were factors contributing to the decrease in the current three month period. The cost to add a subscriber (gross), which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $221.67 for the second quarter of 1998 to $205.16 for the same period in 1999 or a decrease of 7.4%. General and administrative expenses, which include customer service expenses, increased to $9.9 million for the current three month period from $8.2 million for the same period in 1998. As a percentage of revenue, the current quarter amounts to 15.4% of revenue compared to 16.7% of revenue for the second quarter of 1998. Customer service expenses increased $1.0 million for the current quarter but remained at 6.3% of revenue as it was in last year's second quarter. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $753,000 principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased $498,000 to $10.7 million in the current period from $11.2 million for the second quarter of 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 16.5% for the second quarter of 1999 compared to 22.8% for the second quarter of 1998.

      Operating income increased significantly to $23.0 million in the second quarter of 1999 from $11.0 million for the second quarter of 1998. Operating income before depreciation and amortization increased to 52.1% as a percentage of revenue compared to 45.4% for the second quarter of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $21.3 million for the second quarter of 1999 from $18.1 million in the second quarter of 1998, primarily due to the increased level of debt from the refinancings* which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The effect of the conversion of the PCH debt will be realized in the third and fourth quarters of 1999 with a reduction in interest expense approximating $12.4 million.

      The provision for taxes in the current quarter ($535,000) as compared to the income tax benefit of $2.7 million in the second quarter of 1998 is a result of taxable income for the current quarter compared to a loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net income for the current three month period of $803,000 compared to a net loss for the second quarter of 1998 of $10.8 million is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Revenue. Service revenues totaled $112.7 million for the six month period of 1999, an increase of 30.4% from $86.4 million for the same period of 1998. The significant increase is primarily attributable to the increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 73,000 for the current six month period compared to last year's comparable period. In addition, roaming revenue increased by $7.0 million or 58% over last year's six month results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since the revenue is offset against incollect expense in the other direct cost caption. For 1999, the average monthly revenue amounted to $47.00 compared to $44.08 for the same period last year or an increase of 6.6%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also increased improving from 167 minutes for last year's six month period quarter to 224 minutes for the current six months. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by our subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $8.5 million for the first six months of 1999 compared to $5.8 million for the same period in 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers as well as additional gross adds for the current six month period. In addition, increased sales of accessories, as well as the sale of digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $8.8 million for the current six month period but decreased as a percentage of total revenue to 49.0% from 55.0% for last year's comparable period.

      Engineering, technical and other direct costs of service increased to $16.4 million for the current six months from $13.0 million for the same period in 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for our subscribers roaming in their markets and the amount we charge our subscribers. Although the cost increased by $4.3 million, the amount recovered from subscribers increased by $3.8 million resulting in a net increase of $470,000 for the current six months. In the future, the recovery ratio amount may improve based on the negotiated decrease in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage

      Cost of equipment increased to $14.4 million for the current period from $11.5 million for the first six months of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones, the increase in gross subscriber additions and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 50.1% for 1998 to 59.1% for 1999. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased $2.5 million to $28.7 million from $26.1 million in 1998. As a percentage of revenue, SG&A for the current six month period is 23.7% of revenue compared to 28.4% for the same six month period in 1998 or an improvement of 16.5%. SG&A expenses decreased by $173,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with slight increases in advertising expenditures and installation costs were factors contributing to the decrease in the current month period. The cost to add a subscriber (gross), which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $222.25 for the six months of 1998 to $202.16 for the same period in 1999 or a decrease of 9.0%. General and administrative expenses, which include customer service expenses, increased to $18.3 million for the current six month period from $15.6 million for the same period in 1998. As a percentage of revenue, the current six month period amounts to 15.1% of revenue compared to 17.0% of revenue for the same period in 1998. Customer service expenses increased $1.7 million but remained at 6.3% of revenue a light decrease from the 6.5% for last year's six month period. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $1.0 million principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased $1.2 million to $21.4 million in the current period from $22.6 million for the same period in 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 17.7% for 1999 compared to 24.4% for 1998.

      Operating income increased significantly to $40.3 million for the first six months of 1999, from $19.0 million for the same period in 1998. Operating income before depreciation and amortization increased to 50.9% as a percentage of revenue compared to 45.0% for the first six months of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $42.5 million for 1999 from $35.9 million in the first six months primarily due to the increased level of debt from the refinancings which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The effect of the conversion of the PCH debt will be realized in the third and fourth quarters of 1999 with a reduction in interest for the second six months approximating $12.4 million.

      The income tax benefit was $1.1 million for the first six months of 1999 compared to $2.7 million for the same period in 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties, which was established as the result of purchase accounting.

      The net loss for the current six month period of $2.0 million compared to a net loss $17.4 million for 1998 is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, debt issued to the public, and, to a lesser extent, operating cash flow. During the current six month period, the Company generated $30.6 million of operating cash flow as shown in the Condensed Consolidated Statement Of Cash Flows compared to $3.4 million for 1998. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.3 million has been paid through June 30, 1999. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its current available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million of 9 1/8% Senior Secured Notes due June 15, 2002 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

YEAR 2000 IMPACT

      The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all of the operating and financial systems that could effect the Company's operations. Several of these systems, such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

      The Company's current billing vendor (EDS) and MIS outsource provider has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make their systems Year 2000 compliant. Most of these third party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

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

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. The Company's dependence on a few key third party providers, which provides service to most of the cellular industry, combined with the lack of accessibility of alternative systems makes a contingency plan impractical.

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

                                 PRICE COMMUNICATIONS WIRELESS, INC.


Date:  July 28, 1999             By: /s/ Robert Price
                                     ------------------------------------------
                                     Robert Price
                                     Director, President and Treasurer


                                 By: /s/ Kim I Pressman
                                     ------------------------------------------
                                     Kim I Pressman
                                     Vice President and Chief Financial Officer


                                 By: /s/ Michael Wasserman
                                     ------------------------------------------
                                     Michael Wasserman
                                     Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

            Exhibit
            Number                        Description
            ------                        -----------

               27                   Financial Data Schedule