Form 10-Q
period 1999-09-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-10-27
CIK 1046202

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

                For the quarterly period ended September 30, 1999

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to

                               -------------------

                             Commission file number
                                    333-36253
                                    ---------

                       PRICE COMMUNICATIONS WIRELESS, INC.
             (Exact Name of Registrant as specified in its charter)

              Delaware                                       65-0456627
   (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

          45 Rockefeller Plaza,
           New York, New York                                   10020
 (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number (212) 757-5600

                              --------------------

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 23, 1999 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 1999 and
             December 31, 1998 .............................................I-1

          Condensed Consolidated Statements of Operations - Three months ended September 30, 1999 and 1998 and nine months ended
             September 30, 1999 and 1998 ...................................I-2

          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998 .............................I-3

          Notes to Condensed Consolidated Financial Statements .............I-4

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results Of Operations .........................................I-5

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ......I-12

PART II . OTHER INFORMATION

  ITEM 1. Legal Proceedings ................................................II-1

  ITEM 2. Changes in Securities ............................................II-1

  ITEM 3. Defaults Upon Senior Securities - None ...........................II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders II-1

  ITEM 5. Other Information ................................................II-1

  ITEM 6. Exhibits and Reports on Form 8-K .................................II-1

SIGNATURES .................................................................II-2

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)    (Audited)
                                                    September 30,  December 31,
                                                         1999          1998
                                                    -------------  ------------
                                     Assets
Current assets:
     Cash and cash equivalents                       $   139,959   $   109,137
     Restricted cash                                          --        79,081
     Trade accounts receivable, net of
           allowance for doubtful accounts                25,215        20,508
     Receivable from other cellular carriers               2,881         2,282
     Prepaid expenses and deposits                           455           303
     Inventory                                             2,572         3,940
     Deferred income taxes                                   572         1,383
                                                     -----------   -----------

             Total current assets                        171,654       216,634

Net property and equipment                               142,955       144,828
Licenses, net of amortization                            863,216       876,952
Other intangible assets and other assets,
     at cost less accumulated amortization                18,411        25,320
                                                     -----------   -----------
                                                     $ 1,196,236   $ 1,263,734
                                                     ===========   ===========

                 Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
     Payable to Price Communications Corporation     $     1,570   $     1,151
     Accounts payable and accrued expenses                22,920        21,616
     Accrued interest payable                             18,555        11,779
     Accrued salaries and employee benefits                2,244         2,656
     Deferred revenue                                      6,437         5,535
     Customer deposits                                     1,280           921
                                                     -----------   -----------

             Total current liabilities                    53,006        43,658

Long-term debt                                           700,000       700,000
Obligation of Parent Company                                  --       209,432
Accrued income taxes - long term                          25,681        22,775
Deferred income taxes                                    291,315       290,370
Minority interests                                         7,322         9,530
                                                     -----------   -----------

             Total liabilities                         1,077,324     1,275,765
                                                     -----------   -----------

Commitments and contingencies                                 --            --

Stockholder's equity (deficit)                           118,912       (12,031)
                                                     -----------   -----------

                                                     $ 1,196,236   $ 1,263,734
                                                     ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)

                                   (Unaudited)

                                                                         For the three months        For the nine months
                                                                          ended September 30,         ended September 30,
                                                                          1999         1998          1999           1998
                                                                       ---------     ---------     ---------     ---------
Revenue:
   Service                                                             $  60,113     $  48,517     $ 172,773     $ 134,938
   Equipment sales and installation                                        5,029         3,403        13,569         9,175
                                                                       ---------     ---------     ---------     ---------
        Total revenue                                                     65,142        51,920       186,342       144,113
                                                                       ---------     ---------     ---------     ---------

Operating expenses:
   Engineering, technical and other direct                                 6,548         7,480        22,937        20,502
   Cost of equipment                                                       8,223         5,886        22,664        17,401
   Selling, general and administrative                                    15,285        15,321        43,956        41,466
   Depreciation and amortization                                          12,387        11,168        33,774        33,721
                                                                       ---------     ---------     ---------     ---------
        Total operating expenses                                          42,443        39,855       123,331       113,090
                                                                       ---------     ---------     ---------     ---------

        Operating income                                                  22,699        12,065        63,011        31,023
                                                                       ---------     ---------     ---------     ---------

Other income (expense):
   Interest expense, net                                                 (16,160)      (24,879)      (58,632)      (60,786)
   Other income (expense), net                                                43           (55)          143           (98)
                                                                       ---------     ---------     ---------     ---------
         Total other expense                                             (16,117)      (24,934)      (58,489)      (60,884)
                                                                       ---------     ---------     ---------     ---------

         Income (loss) before minority interest
           share of income, income taxes
           and extraordinary item                                          6,582       (12,869)        4,522       (29,861)

Minority interest share of income                                           (382)         (713)       (1,369)       (1,715)
                                                                       ---------     ---------     ---------     ---------

         Income (loss) before income taxes
           and extraordinary item                                          6,200       (13,582)        3,153       (31,576)

Income tax (expense) benefit                                              (2,254)        5,051        (1,167)       11,566
                                                                       ---------     ---------     ---------     ---------
         Income (loss) before extraordinary item                           3,946        (8,531)        1,986       (20,010)

Extraordinary item - write-off of deferred finance costs
         and premium on early extinguishment of debt (net of
         income tax benefit of $7,311 and $11,246 respectively)               --       (13,246)           --       (19,148)
                                                                       ---------     ---------     ---------     ---------

         Net income (loss)                                             $   3,946     $ (21,777)    $   1,986     $ (39,158)
                                                                       =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                             For the nine months
                                                                             ended September 30,
                                                                             1999          1998
                                                                          ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                      $   1,986     $ (39,158)
                                                                          ---------     ---------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                      33,774        33,721
          Minority interest share of income                                   1,369         1,715
          Deferred income taxes                                              (1,734)       (3,217)
          Loss on disposal of property                                           --           151
          Premium on early extinguishment of debt                                --        18,194
          Accrued interest satisfied by issuance of PCC Stock                11,309            --
          Interest deferred and added to obligation of Parent Company            --         1,911
          Write-off of deferred finance charges                                  --        12,200
          Amortization of deferred finance charges                            1,916            76
          Interest earned on restricted cash                                 (3,454)           --
          Increase in trade accounts receivable                              (5,306)       (5,096)
          Decrease (increase) in inventory                                    1,368        (2,070)
          Increase (decrease) in accounts payable and accrued expenses        3,799        (5,434)
          Decrease in accrued income taxes-long term                             --       (19,634)
          Increase in accrued interest payable                                6,776         8,932
          Change in other accounts                                            1,110         4,825
                                                                          ---------     ---------
           Total adjustments                                                 50,927        46,274
                                                                          ---------     ---------
             Net cash provided by operating activities                       52,913         7,116
                                                                          ---------     ---------
Cash flows from investing activities:
   Capital expenditures                                                     (14,545)       (5,544)
   Purchase of additional minority interests                                 (7,177)           --
                                                                          ---------     ---------
             Net cash used in investing activities                          (21,722)       (5,544)
                                                                          ---------     ---------
Cash flows from financing activities:
   Repayment of long-term debt                                                   --      (518,112)
   Repayment of advances from Price Communications Corporation                  419          (930)
   Proceeds from long-term debt                                                  --       725,000
   Premium on early extinguishment of debt                                       --       (18,194)
   Cash pledged for outstanding interest rate swap contracts                     --        (9,302)
   Increase in other intangible assets and other assets                        (788)           --
   Payment of debt issuance costs                                                --       (18,223)
                                                                          ---------     ---------
             Net cash (used in ) provided by financing activities              (369)      160,239
                                                                          ---------     ---------
             Net increase in cash and cash equivalents                       30,822       161,811
Cash and cash equivalents at the beginning of period                        109,137        27,926
                                                                          ---------     ---------

Cash and cash equivalents at the end of period                            $ 139,959     $ 189,737
                                                                          =========     =========

Supplemental disclosure of cash flow information:
   Income taxes paid, net                                                 $     205     $     643
                                                                          =========     =========
   Interest paid                                                          $  44,516     $  82,620
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

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at their fair value. As amended by Statement of Accounting Standards No. 137, this statement is effective for fiscal years beginning after June 15, 2000, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption will have a material impact on its consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to the 1998 Statements of Operations and Statements of Cash Flows to conform to the 1999 presentation.

(2)   Obligation of Parent Company

      In June 1999, the Company's parent, PCH, allowed the conversion of the outstanding indebtedness of the $200 million 11 1/4% Senior Exchangeable Payable-in-Kind Notes according to the provisions of the indenture. Accordingly, the obligation as of June 24, 1999, which amounted to $220.7 million including accrued interest, was satisfied by the issuance of 17.2 million shares of PCC's common stock. In addition, the restricted cash previously recorded on the Company's Balance Sheets, as well as the unamortized finance costs and deferred taxes associated with the accreted interest, have been written off against paid-in-capital.

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

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1999, the Company provided cellular telephone service to approximately 434,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

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

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at September 30, 1999.

                             DLJ Winter               September 30, 1999
                                98-9             ---------------------------
  Cellular         MSA       Estimated           Percentage         Net POPS
Service Area       Rank     Market POPS          Ownership           Owned
------------       ----     -----------          ---------           -----

Albany             270        117,984               96.8%            114,209
Augusta            105        440,864              100.0%            440,864
Columbus           165        250,845               99.1%            248,587
Macon              139        318,227               99.6%            316,954
Savannah           152        288,736               98.5%            284,405
Montgomery         138        320,687               94.6%            303,370
Dothan             252        133,618               95.0%            126,937
Panama City        230        149,953               92.0%            137,957
GA-6                          203,899               96.5%            196,763
GA-7                          135,121              100.0%            135,121
GA-8                          157,912              100.0%            157,912
GA-9                          118,111              100.0%            118,111
GA-10                         151,827              100.0%            151,827
GA-12                         215,935              100.0%            215,935
GA-13                         148,361               96.8%            143,613
AL-8                          173,677              100.0%            173,677
                            ---------                              ---------
                            3,325,757                              3,266,242
                            =========                              =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                               -------------       -------------
                                               1999      1998      1999      1998
                                              -----     -----     -----     -----
Revenue:
  Service ................................     92.3%     93.4%     92.7%     93.6%
  Equipment sales and installation .......      7.7       6.6       7.3       6.4
                                              -----     -----     -----     -----
       Total revenue .....................    100.0     100.0     100.0     100.0
                                              -----     -----     -----     -----
Operating expenses:
  Engineering, technical and other direct:
    Engineering and technical (1) ........      4.8       6.7       5.4       6.8
    Other direct costs of services (2) ...      5.3       7.7       6.9       7.4
  Cost of equipment (3) ..................     12.6      11.3      12.2      12.1
  Selling, general and administrative:
    Sales and marketing (4) ..............      7.5      10.9       8.2      11.2
    Customer service (5) .................      6.4       6.5       6.3       6.5
    General and administrative (6) .......      9.5      12.2       9.1      11.1
  Depreciation and amortization ..........     19.0      21.5      18.1      23.4
                                              -----     -----     -----     -----
       Total operating expenses ..........     65.1      76.8      66.2      78.5
                                              -----     -----     -----     -----
Operating income .........................     34.9%     23.2%     33.8%     21.5%
Operating income before depreciation and
    Amortization (7) .....................     53.9%     44.8%     51.9%     44.9%

--------------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenue. Service revenues totaled $60.1 million for the third quarter of 1999, an increase of 23.9% from $48.5 million for the third quarter of 1998. The increase is primarily attributable to an increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 51,000 for the current three months compared to last year's third quarter. In addition, roaming revenue increased by $3.1 million or 44% over last year's third quarter results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the third quarter of 1999, the average monthly revenue per subscriber amounted to $49.21 compared to $45.63 for the same period last year or an increase of 7.9%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also markedly increased improving from 203 minutes from last year's third quarter to 268 minutes for the current quarter or an increase of 24%. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $5.0 million for the third quarter of 1999 compared to $3.4 million for the third quarter of 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. Increased sales of accessories, as well as the sale of digital phones and upgrades to digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $1.4 million for the current three month period but decreased as a percentage of total revenue to 46.1% for the current three months from 55.3% for the third quarter of 1998.

      Engineering, technical and other direct costs of service decreased from $7.5 million for the third quarter of 1998 to $6.5 million for the same period in 1999. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other markets and the amount charged to these subscribers. The net cost decreased to $239,000 for the current three month period from $2.5 million in the third quarter of 1998. The decrease results from the increase in the amount recovered from our subscribers ($2.0 million) combined with the more favorable reimbursement rates negotiated with the other carriers during the second quarter of 1999. The decrease was partially offset by increases in long distance charges as a result of the increased subscriber base, the corresponding increase in usage as well as increases in span line and inter-trunk costs due to increased network capacity necessitated by the increased cellular usage.

      Cost of equipment increased to $8.2 million for the third quarter of 1999 from $5.9 million for the third quarter of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 57.8% for the third quarter of 1998 to 61.2% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") was flat at $15.3 million for both three month periods. As a percentage of revenue, SG&A for the current three month period is 23.5% of revenue compared to 29.5% for the same three month period in 1998 or an improvement of 20.3%. The ability to maintain the same level of SG&A expenses in conjunction with significant increases in service revenue is a result of strong budgetary controls initiated by management. Selling expenses decreased by $800,000 principally as a result of decreases in salaries and related benefits combined with reductions in advertising expenditures. The cost to add a subscriber (gross), which consists of the cost of equipment sold reduced by the sales revenue, installation costs and sales and marketing, has improved, decreasing from $212.16 for the third quarter of 1998 to $187.73 for the same period in 1999 or a decrease of 13.0%. General and administrative expenses, which include customer service expenses, increased to $10.4 million for the current three month period from $9.7 million for the same period in 1998. As a percentage of revenue, the current quarter amounts to 16.0% of revenue compared to 18.6% of revenue for the third quarter of 1998. Customer service expenses increased $840,000 for the current quarter but remained at 6.4% of revenue as it was in last year's third quarter. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses decreased slightly as a result of an increase in the provision for bad debts, which was offset by decreases in payroll and related expenses.

      Depreciation and amortization increased to $12.4 million for the current three month period from $11.2 million for the same period of the prior year. The increase is related to the additional depreciation for fixed assets purchased as well as a reclass in the third quarter of 1998 for amortization of deferred finance charges previously included as amortization but reclassified as interest during the third quarter of 1998. In addition, amortization of cellular licenses reflects a decrease due to the reduction in the carrying value of the licenses as a result of the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 19.0% for the third quarter of 1999 compared to 21.5% for the third quarter of 1998.

      Operating income increased to $22.7 million in the third quarter of 1999 from $12.1 million for the third quarter of 1998. Operating income before depreciation and amortization increased to 53.9% as a percentage of revenue compared to 44.8% for the third quarter of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with the control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense decreased to $16.2 million for the third quarter of 1999 from $24.9 million in the third quarter of 1998. During the second quarter of 1999, the Company's parent, PCH, allowed the conversion of the outstanding indebtedness of the 11 1/4% Senior Exchangeable Payable-in-Kind Notes which were obligations of PCH but were included in the balance sheets of the Company because of "push down" rules of accounting. As a result of the conversion of these notes, the Company no longer accrues interest on the indebtedness.

      The provision for taxes of $2.3 million in the current quarter is a result of income before taxes for the current three month period compared to an income tax benefit of $5.1 million in the third quarter of 1998 as a result of the loss for that period in 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net income for the current three month period of $3.9 million compared to a net loss for the third quarter of 1998 of $21.8 million is a function of the items discussed above. In addition, the third quarter of 1998 includes $13.2 million net of taxes for the write off of deferred finance charges and the premium paid as the result of the early extinguishment of debt.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenue. Service revenues totaled $172.8 million for the nine month period of 1999, an increase of 28.0% from $134.9 million for the same period of 1998. The increase is primarily attributable to the increase in the average number of subscribers for the period. The average number of cellular subscribers increased by approximately 53,000 for the current nine month period compared to last year's comparable period. In addition, roaming revenue, which is income the Company earns from other cellular carriers whose subscribers use their cellular phones in our markets, increased by $10.0 million or 52% over last year's nine month results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For 1999, the average cellular monthly revenue for the nine months amounted to $48.67 compared to $44.61 for the same period last year or an increase of 9.1%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated in the second quarter of 1999 with the Company's roaming partners. Minutes of use per subscriber has also increased improving from 180 minutes for last year's nine month period to 239 minutes for the current nine months. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by our subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $13.6 million for the first nine months of 1999 compared to $9.2 million for the same period in 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. In addition, increased sales of accessories, as well as the sale of and upgrade to digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $10.2 million for the current nine month period but decreased as a percentage of total revenue to 48.1% from 55.1% for last year's comparable period.

      Engineering, technical and other direct costs of service increased to $22.9 million for the current nine months from $20.5 million for the same period in 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for our subscribers roaming in their markets and the amount we charge our subscribers. The cost decreased by $1.8 million, principally as a result of the decrease in the amount we pay other cellular carriers due to renegotiated rates while maintaining the amount the company charges its subscribers. In the future, the recovery ratio amount may improve based on the negotiated decrease in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase of $2.4 million is a result of the increased subscriber base which generates increases in long distance costs, span and inter-trunk cost increases as a result of the increase in the systems capacity necessitated by additional cellular usage, additional rent and utilities associated with the increase in the number of cell sites, partially offset by reductions in net incollect expense as mentioned previously, and reductions in payroll and related costs.

      Cost of equipment increased to $22.7 million for the current nine month period from $17.4 million for the first nine months of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy or upgrade to digital phones and an increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 52.7% for the nine month period in 1998 to 59.9% for the same period in 1999. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased $2.5 million to $44.0 million from $41.5 million in 1998. As a percentage of revenue, SG&A for the current nine month period is 23.6% of revenue compared to 28.8% for the same nine month period in 1998 or an improvement of 18.1%. SG&A expenses consist of sales and marketing expenses, customer service expenses and general and administrative expenses. Sales and marketing expenses decreased from $16.2 million for the nine months in 1998 to $15.2 million for the current nine month period. Decreases in payroll and related expenses were the principal causes of such decrease. The cost to add a subscriber (gross), which consists of the cost of equipment sold reduced by sales revenue, installation costs and sales and marketing, has improved, decreasing from $218.77 for last year's nine month period to $197.13 for the current nine month period or a decrease of 9.9%. General and administrative expenses, including customer service expenses, increased to $28.8 million for the current nine month period from $25.3 million for the same period in 1998. As a percentage of revenue, the current nine month period amounts to 15.4% of revenue compared to 17.6% of revenue for the same period in 1998. Customer service expenses increased by $1.7 million but at 6.4% of revenue represents a slight decrease from the 6.5% for last year's nine month period. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. For the current nine month period, billing costs are at $1.80 per cellular subscriber compared to $1.75 for the nine months in 1998. General and administrative expenses increased by $927,000 to $16.9 million for the nine month period in 1999 from $16.0 million in the same period in 1998. The increase principally was a result of an increase in the provision for bad debts, which was partially offset by decreases in payroll and related expenses. As a percentage of total revenue, general and administrative expenses amounted to 9.1% for the current nine month period compared to 11.1% for the same period in 1998.

      Depreciation and amortization remained flat at $33.8 million for both nine month periods. The decrease in amortization for the licenses, which was primarily due to the reduction in the carrying value of the licenses as a result of the finalization of purchase accounting in the fourth quarter of 1998, was offset by the increase in depreciation related to the additional purchases of fixed assets. As a percentage of revenue, depreciation and amortization decreased to 18.1% for 1999 from 23.4% for 1998.

      Operating income increased significantly to $63.0 million for the first nine months of 1999, from $31.0 million for the same period in 1998. Operating income before depreciation and amortization increased to 51.9% as a percentage of total revenue compared to 44.9% for the first nine months of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense decreased to $58.6 million for the current nine month period from $60.8 million for the same period in 1998. During the second quarter of 1999 the Company's parent, PCH, allowed the conversion of the outstanding indebtedness of the 11 1/4% Senior Exchangeable Payable-in-Kind Notes which were obligations of PCH but were included in the balance sheets of the Company because of "push down" rules of accounting. As a result of the conversion of these notes, the Company no longer accrues interest on the indebtedness.

      The provision for taxes in the current nine month period of $1.2 million is a result of income before taxes for 1999 compared to an income tax benefit of $11.6 million for the nine months in as a result of the loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net income for the current nine month period of $2.0 million compared to a net loss for the nine months of 1998 of $39.2 million is a function of the items discussed above. In addition, the nine month period in 1998 includes $19.1 million net of taxes for the write off of deferred finance charges and the premium paid as the result of the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, debt issued to the public, and, to a lesser extent, operating cash flow. During the current nine month period, the Company generated $52.9 million of operating cash flow as shown in the Condensed Consolidated Statements of Cash Flows compared to $7.1 million for 1998. At September 30, 1999, the Company had $140.0 million of cash and cash equivalents. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $44.6 million has been paid through September 30, 1999. The remaining cash interest requirements are approximately $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its current available cash position, there appears no necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million of 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

YEAR 2000 IMPACT

      The Company is in the process of reviewing the full impact Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all the operating and financial systems that could effect the Company's operations. Several of these systems, such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

      The Company's billing vendor (EDS) and MIS outsource provider has committed to apply upgrades to the above systems to the levels recommended by these third party providers to achieve Year 2000 Compliance. Most of these third party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates a reduction in the testing and validation time necessary for a comprehensive review. The Company has completed its survey of key suppliers of products and services and anticipates no significant problems as a result of their responses. The company has completed supplier recommendation upgrades to the Company's infrastructure such as switches, computer hardware and software, departmental file servers, and desktop computers in order to achieve Year 2000 readiness and compliance. Upgrades to many of the Business Applications critical to the operations of the company have been completed with the remainder scheduled during the fourth quarter of 1999.

      Additionally, the current billing vendor has reviewed their own internal operating systems based on the company's Year 2000 Compliance requirements. Future date testing and integration of the Year 2000 Ready version of the billing system was successfully completed during the third quarter 1999.

      The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on the Company's operations prioritizing the impact into high, medium, and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2.0 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to the Company's suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

      The Company's dependence on a few key third party providers, which provides service to most of the cellular industry, combined with the lack of accessibility of alternative systems makes a total back up contingency plan impractical. Should external failures cause an impact to the Company's information systems, the Company has a recovery services agreement in place to cover mission critical telecommunications and data center systems. The Company is still in the process of developing contingency plans, which are scheduled for completion in the fourth quarter of 1999 for key business processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

                                  PRICE COMMUNICATIONS WIRELESS, INC.


Date:  October 27, 1999.          By: /s/ Robert Price
                                     -------------------------------------------
                                  Robert Price
                                  Director, President and Treasurer

                                  By: /s/ Kim I Pressman
                                     -------------------------------------------
                                  Kim I Pressman
                                  Vice President and Chief Financial Officer

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