Form 10-Q/A
period 1999-09-30
PRICE COMMUNICATIONS WIRELESS INC
filed 1999-11-08
CIK 1046202

================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

The number of shares outstanding of the issuer's common stock as of October 23, 1999 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART 1.           FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)
          Price Communications Wireless, Inc. and Subsidiaries
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................       1
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............       2
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................       3
          Notes to Condensed Consolidated Financial Statements............................................       4

          Palmer Wireless Holdings, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................       6
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............       7
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................       8
          Notes to Condensed Consolidated Financial Statements............................................       9

          Cellular Systems of Southeast Alabama, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      10
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      11
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      12
          Notes to Condensed Consolidated Financial Statements............................................      13

          Albany Cellular Partners
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      14
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      15
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      16
          Notes to Condensed Consolidated Financial Statements............................................      17

          Cellular Dynamics Telephone Company of Georgia
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      18
          Condensed Consolidated  Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      19
          Condensed Consolidated  Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      20
          Notes to Condensed Consolidated Financial Statements............................................      21

          Columbus Cellular Telephone Company
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      22
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      23
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      24
          Notes to Condensed Consolidated Financial Statements............................................      25

          Dothan Cellular Telephone Company, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      26
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      27
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      28
          Notes to Condensed Consolidated Financial Statements............................................      29

          Macon Cellular Telephone Systems Limited Partnership
          Condensed Consolidated  Balance Sheets - September 30, 1999 and December 31, 1998...............      30
          Condensed Consolidated  Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      31
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      32
          Notes to Condensed Consolidated Financial Statements............................................      33

          Montgomery Cellular Holding, Co., Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      34
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      35
          Condensed Consolidated  Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      36
          Notes to Condensed Consolidated Financial Statements............................................      37

          Montgomery Cellular Telephone Company, Inc.
          Condensed Consolidated  Balance Sheets - September 30, 1999 and December 31, 1998...............      38
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      39
          Condensed Consolidated  Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      40
          Notes to Condensed Consolidated Financial Statements............................................      41

          Panama City Cellular Telephone Company, Ltd.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998
          Condensed Consolidated  Statements of Operations - Three months ended ..........................      42
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      43
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      44
          Notes to Condensed Consolidated Financial Statements............................................      45

          Panhandle Cellular Partnership
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      46
          Condensed Consolidated  Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      47
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      48
          Notes to Condensed Consolidated Financial Statements............................................      49

          Savannah Cellular Limited Partnership
          Condensed Consolidated  Balance Sheets - September 30, 1999 and December 31, 1998...............      50
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      51
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      52
          Notes to Condensed Consolidated Financial Statements............................................      53

          CEI Communications, Inc.
          Condensed Consolidated  Balance Sheets - September 30, 1999 and December 31, 1998...............      54
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      55
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      56
          Notes to Condensed Consolidated Financial Statements............................................      57

          Panama City Communications, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      58
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      59
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      60
          Notes to Condensed Consolidated Financial Statements............................................      61

          Price Communications Wireless II, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      62
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      63
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      64
          Notes to Condensed Consolidated Financial Statements............................................      65

          Price Communications Wireless III, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      66
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      67
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      68
          Notes to Condensed Consolidated Financial Statements............................................      69

          Price Communications Wireless IV, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      70
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      71
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      72
          Notes to Condensed Consolidated Financial Statements............................................      73

          Price Communications Wireless V, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      74
          Condensed Consolidated Statements of Operations - Three moths ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      75
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      76
          Notes to Condensed Consolidated Financial Statements............................................      77

          Price communications Wireless VI, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      78
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      79
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      80
          Notes to Condensed Consolidated Financial Statements............................................      81

          Price Communications Wireless VII, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      82
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine moths ended September 30, 1999 and 1998..............      83
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      84
          Notes to Condensed Consolidated Financial Statements............................................      85

          Price Communications Wireless VIII, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      86
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      87
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      88
          Notes to Condensed Consolidated Financial Statements............................................      89

          Price Communications Wireless IX, Inc.
          Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998................      90
          Condensed Consolidated Statements of Operations - Three months ended
                September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.............      91
          Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1999 and 1998...............................................................      92
          Notes to Condensed Consolidated Financial Statements............................................      93

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      94

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................     102

PART II.        OTHER INFORMATION

     ITEM 1.    Legal Proceedings.........................................................................     103

     ITEM 2.    Changes in Securities.....................................................................     103

     ITEM 3.    Defaults Upon Senior Securities - None....................................................     103

     ITEM 4.    Submission of Matters to a Vote of Security Holders.......................................     103

     ITEM 5.    Other Information.........................................................................     103

     ITEM 6.    Exhibit and Reports on Form 8-K...........................................................     103

SIGNATURES................................................................................................     104

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

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)

                                   (Unaudited)

                                                    For the three months      For the nine months
                                                    ended September 30,       ended September 30,
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Revenue:
     Service                                       $  60,113    $  48,517    $ 172,773    $ 134,938
     Equipment sales and installation                  5,029        3,403       13,569        9,175
                                                   ---------    ---------    ---------    ---------
         Total revenue                                65,142       51,920      186,342      144,113
                                                   ---------    ---------    ---------    ---------

Operating expenses:
     Engineering, technical and other direct           6,548        7,480       22,937       20,502
     Cost of equipment                                 8,223        5,886       22,664       17,401
     Selling, general and administrative              15,285       15,321       43,956       41,466
     Depreciation and amortization                    12,387       11,168       33,774       33,721
                                                   ---------    ---------    ---------    ---------
         Total operating expenses                     42,443       39,855      123,331      113,090
                                                   ---------    ---------    ---------    ---------

         Operating income                             22,699       12,065       63,011       31,023
                                                   ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense, net                           (16,160)     (24,879)     (58,632)     (60,786)
     Other income (expense), net                          43          (55)         143          (98)
                                                   ---------    ---------    ---------    ---------

         Total other expense                         (16,117)     (24,934)     (58,489)     (60,884)
                                                   ---------    ---------    ---------    ---------

         Income (loss) before minority interest
           share of income, income taxes
           and extraordinary item                      6,582      (12,869)       4,522      (29,861)

Minority interest share of income                       (382)        (713)      (1,369)      (1,715)
                                                   ---------    ---------    ---------    ---------

         Income (loss) before income taxes
           and extraordinary item                      6,200      (13,582)       3,153      (31,576)

Income tax (expense) benefit                          (2,254)       5,051       (1,167)      11,566
                                                   ---------    ---------    ---------    ---------

         Income (loss) before extraordinary item       3,946       (8,531)       1,986      (20,010)

Extraordinary item - write-off of deferred
         finance costs and premium on early
         extinguishment of debt (net of income
         tax benefit of $7,311 and $11,246
         respectively)                                    --      (13,246)          --      (19,148)
                                                   ---------    ---------    ---------    ---------

         Net income (loss)                         $   3,946      (21,777)   $   1,986    $ (39,158)
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

Item 1.      Financial Statements

                          PALMER WIRELESS HOLDINGS INC.
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)    (Audited)
                                                     September 30,  December 31,
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

                         PALMER WIRELESS HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                             For the three months      For the nine months
                                                              ended September 30,      ended September 30,
                                                            ----------------------    ----------------------
                                                               1999         1998         1999         1998
                                                            ---------    ---------    ---------    ---------
Revenue:
     Service                                                $  60,113    $  48,517    $ 172,773    $ 134,938
     Equipment sales and installation                           5,029        3,403       13,569        9,175
                                                            ---------    ---------    ---------    ---------
           Total revenue                                       65,142       51,920      186,342      144,113
                                                            ---------    ---------    ---------    ---------

Operating expenses:
     Engineering, technical and other direct                    6,548        7,480       22,937       20,502
     Cost of equipment                                          8,223        5,886       22,664       17,401
     Selling, general and administrative                       15,285       15,321       43,956       41,466
     Depreciation and amortization                             12,387       11,168       33,774       33,721
                                                            ---------    ---------    ---------    ---------
           Total operating expenses                            42,443       39,855      123,331      113,090
                                                            ---------    ---------    ---------    ---------

           Operating income                                    22,699       12,065       63,011       31,023
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense, net                                    (16,160)     (24,879)     (58,632)     (60,786)
     Other income (expense), net                                   43          (55)         143          (98)
                                                            ---------    ---------    ---------    ---------

           Total other expense                                (16,117)     (24,934)     (58,489)     (60,884)
                                                            ---------    ---------    ---------    ---------

           Income (loss) before minority interest
             share of income, income taxes
             and extraordinary item                             6,582      (12,869)       4,522      (29,861)

Minority interest share of income                                (382)        (713)      (1,369)      (1,715)
                                                            ---------    ---------    ---------    ---------

           Income (loss) before income taxes
             and extraordinary item                             6,200      (13,582)       3,153      (31,576)

Income tax (expense) benefit                                   (2,254)       5,051       (1,167)      11,566
                                                            ---------    ---------    ---------    ---------
           Income (loss) before extraordinary item              3,946       (8,531)       1,986      (20,010)

Extraordinary item - write-off of deferred finance costs,
           net of income tax benefit of $3,935                     --      (13,246)          --      (19,148)
                                                            ---------    ---------    ---------    ---------
           Net income (loss)                                $   3,946    $ (21,777)   $   1,986    $ (39,158)
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

                          PALMER WIRELESS HOLDINGS INC.
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                                 For the nine months
                                                                                 ended September 30,
                                                                               ----------------------
                                                                                  1999         1998
                                                                               ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                                        $   1,986    $ (39,158)
                                                                               ---------    ---------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                     33,774       33,721
                Minority interest share of income                                  1,369        1,715
                Deferred income taxes                                             (1,734)      (3,217)
                Loss on disposal of property                                          --          151
                Premium on early extinguishment of debt                               --       18,194
                Accrued interest satisfied by issuance of PCC stock               11,309           --
                Interest deferred and added to obligation of Parent Company           --        1,911
                Write off of deferred finance                                         --       12,200
                Amortization of deferred finance charges                           1,916           76
                Interest earned on restricted cash                                (3,454)          --
                Increase in trade accounts receivable                             (5,306)      (5,096)
                Decrease (increase) in inventory                                   1,368       (2,070)
                Increase (decrease) in accounts payable and accrued expenses       3,799       (5,434)
                Decrease in accrued income taxes-long term                            --      (19,634)
                Increase in accrued interest payable                               6,776        8,932
                Change in other accounts                                           1,110        4,825
                                                                               ---------    ---------
                   Total adjustments                                              50,927       46,274
                                                                               ---------    ---------
                    Net cash provided by operating activities                     52,913        7,116
                                                                               ---------    ---------

Cash flows from investing activities:
      Capital expenditures                                                       (14,545)      (5,544)
      Purchases of minority interests                                             (7,177)          --
                                                                               ---------    ---------
                    Net cash used in investing activities                        (21,722)      (5,544)
                                                                               ---------    ---------

Cash flows from financing activities:
      Repayment of long-term debt                                                     --     (518,112)
      Repayment of advances from Price Communications Corporation                    419         (930)
      Proceeds from long-term debt                                                    --      725,000
      Premium on early extinguishment of debt                                         --      (18,194)
      Cash pledged for outstanding interest rate swap contracts                       --       (9,302)
      Increase in other intangible assets and other assets                          (788)
      Payment of debt issuance costs                                                  --      (18,223)
                                                                               ---------    ---------
                    Net cash (used in )/provided by financing activities            (369)     160,239
                                                                               ---------    ---------
                    Net increase in cash and cash equivalents                     30,822      161,811
Cash and cash equivalents at the beginning of period                             109,137       27,926
                                                                               ---------    ---------

Cash and cash equivalents at the end of period                                 $ 139,959    $ 189,737
                                                                               =========    =========

Supplemental disclosure of cash flow information:
      Income taxes paid, net                                                   $     205    $     643
                                                                               =========    =========
      Interest paid                                                            $  44,516    $  82,620
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          PALMER WIRELESS HOLDINGS INC.

              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

Organization and Acquisition

      Palmer Wireless Holdings, Inc. (the "Company"), was incorporated in March 1995. It was the wholly-owned subsidiary of Palmer Wireless, Inc.

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

                          PALMER WIRELESS HOLDINGS INC.

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

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)     (Audited)
                                                             September 30,   December 31,
                                                                 1999           1998
                                                                 ----           ----
                                 Assets
Current Assets:
  Cash                                                          $    65        $    57
  Trade accounts receivable, less allowance for doubtful
    accounts of $52 in 1999 and $30 in 1998                       1,789          1,618
  Inventory                                                         104            120
  Other current assets                                               20              8
                                                                ----------------------
         Total current assets                                     1,978          1,803
                                                                ----------------------
Property and equipment :
  Land and land improvements                                        364            356
  Buildings and leasehold improvements                              286            196
  Equipment and furnishings                                         329            324
  Cellular equipment                                              6,886          5,474
                                                                ----------------------
                                                                  7,865          6,350
  Less accumulated depreciation and amortization                  1,619            794
                                                                ----------------------
         Net property and equipment                               6,246          5,556
Licenses and other intangibles, less
  accumulated amortization of $2,494 in 1999
  and $1,576 in 1998                                             46,450         47,368
                                                                ----------------------
                                                                $54,674        $54,727
                                                                ======================
                    Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                                 $    29        $    23
  Other accrued expenses                                            486            125
  Deferred revenue                                                  534            427
  Customer deposits                                                  63             53
                                                                ----------------------

         Total current liabilities                                1,112            628
Deferred income taxes                                            17,562         17,895
Advances from affiliates                                          2,763          4,717
                                                                ----------------------
         Total liabilities                                       21,437         23,240
                                                                ----------------------

Commitments and contingencies
Stockholder's equity :
    Common stock, par value $.01 per share
      Class A, authorized and issued 5,001 shares                    --             --
      Class B, authorized and issued 4,999 shares                    --             --
      Class C, authorized 90,000 shares, none issued                 --             --
    Additional paid-in capital                                   30,343         30,343
    Retained earnings                                             2,894          1,144
                                                                ----------------------
         Total stockholder's equity                              33,237         31,487
                                                                -------        -------
                                                                $54,674        $54,727
                                                                ======================

          See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                         For the three months         For the nine months
                                                         ended September 30,           ended September 30,
                                                         1999           1998           1999           1998
                                                       -------        -------        -------        -------
Revenue:
  Service revenue                                      $ 4,128        $ 3,283        $11,938        $ 8,940
  Equipment sales and installation                         369            291            983            814
                                                       ----------------------------------------------------

Total revenue                                            4,497          3,574         12,921          9,754
                                                       ----------------------------------------------------

Operating expenses:
  Engineering, technical and other direct service        1,360          1,336          4,574          3,139
  Cost of equipment                                        418            392          1,228          1,226
  Sales and marketing                                      207            288            660            630
  General and administrative                               706            484          2,079          1,810
  Depreciation and amortization                            506            457          1,490          1,436
                                                       ----------------------------------------------------

         Total operating expenses                        3,197          2,957         10,031          8,241
                                                       ----------------------------------------------------

         Operating income                                1,300            617          2,890          1,513
Interest expense                                             5            104            112            344
                                                       ----------------------------------------------------
         Net income before taxes                         1,295            513          2,778          1,169
Provision for income taxes                                 479            159          1,028            402
                                                       ----------------------------------------------------
         Net income                                    $   816        $   354        $ 1,750        $   767
                                                       ====================================================

          See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                           For the nine months
                                                           ended September 30,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
  Net income                                               $ 1,750      $   767
                                                           --------------------

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                             1,490        1,436
   Deferred taxes                                             (333)        (320)
   Increase in trade accounts receivable                      (171)        (380)
   Decrease (increase) in inventory                             (4)         (99)
   ('Increase) decrease in other current assets                (12)           6
   Increase in accrued expenses                                367           19
   Increase in deferred revenue                                110          149
   Increase in customer deposits                                10           24
                                                           --------------------

       Total adjustments                                     1,457          835
                                                           --------------------

       Net cash provided by operating activities             3,207        1,602

Cash flows from investing activities:
  Purchases of property and equipment                         (999)        (504)
                                                           --------------------

       Net cash used in investing activities                  (999)        (504)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                 (2,200)      (1,108)
                                                           --------------------
       Net (decrease) increase in cash                           8          (10)
Cash at beginning of year                                       57           88
                                                           --------------------
Cash at end of year                                        $    65      $    78
                                                           ====================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                   $   112      $    --
                                                           ====================

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

      Basis of Presentation

      Holdings owns approximately 95.0% of the Company. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ( $ in thousands)

                                                                   (Unaudited)    (Audited)
                                                                  September 30,  December 31,
                                                                       1999         1998
                                                                     --------     --------
                                    Assets
Current Assets:
  Cash                                                               $    (44)    $    161
  Trade accounts receivable, less allowance for doubtful
   accounts of $133 in 1999 and $77 in 1998                             2,294        2,063
  Inventory                                                               197          280
  Other current assets                                                     23           14
                                                                     ---------------------

            Total current assets                                        2,470        2,518
                                                                     ---------------------

Property and equipment :
  Land and land improvements                                              123          123
  Buildings and leasehold improvements                                    109          279
  Equipment and furnishings                                               777          772
  Cellular equipment                                                    9,439        8,520
                                                                     ---------------------
                                                                       10,448        9,694
  Less accumulated depreciation and amortization                        2,285        1,368
                                                                     ---------------------
            Net property and equipment                                  8,163        8,326
                                                                     ---------------------

  License and other intangibles, less accumulated amortization of
   $3,899 in 1999 and $2,444 in 1998                                   72,772       74,209
                                                                     ---------------------
                                                                     $ 83,405     $ 85,053
                                                                     =====================
                 Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                                      $     91     $     53
  Other accrued expenses                                                  303          231
  Deferred revenue                                                        762          651
  Customer deposits                                                        94           58
                                                                     ---------------------

            Total current liabilities                                   1,250          993
Deferred income taxes                                                  11,528       11,759
Advances from affiliates                                               29,451       32,023
                                                                     ---------------------

            Total liabilities                                          42,229       44,775
Commitments and contingencies
Partners' equity                                                       41,176       40,278
                                                                     ---------------------

                                                                     $ 83,405     $ 85,053
                                                                     =====================

          See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ( $ in thousands)
                                   (Unaudited)

                                                      For the three months     For the nine months
                                                       ended September 30,      ended September 30
                                                     ---------------------------------------------
                                                       1999        1998         1999        1998
                                                     --------    --------     --------    --------
Revenue:
  Service revenue                                    $  5,476    $  4,863     $ 16,075    $ 13,560
  Equipment sales and installation                        448         293        1,289         803
                                                     ---------------------------------------------

            Total revenue                               5,924       5,156       17,364      14,363
                                                     ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct               1,483       1,823        4,648       4,437
  Cost of equipment                                       633         490        1,898       1,537
  Sales and marketing                                     395         586        1,332       1,366
  General and administrative                            1,198         814        3,420       3,039
  Depreciation and amortization                           791         764        2,356       2,276
                                                     ---------------------------------------------

            Total operating expenses                    4,500       4,477       13,654      12,655
                                                     ---------------------------------------------

            Operating income                            1,424         679        3,710       1,708

Interest expense                                          781         835        2,284       2,376
                                                     ---------------------------------------------

            Net income (loss) before income taxes         643        (156)       1,426        (668)
Provision for income taxes (benefit)                      238        (307)         528        (496)
                                                     ---------------------------------------------

            Net income (loss)                        $    405    $    151     $    898    ($   172)
                                                     =============================================

          See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ( $ in thousands)
                                   (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                         -------------------
                                                           1999        1998
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $   898     $  (172)
                                                         -------------------

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                           2,356       2,276
   Deferred income taxes                                    (231)       (496)
   Increase in trade accounts receivable                    (231)       (423)
   Decrease (increase) in inventory                           83        (109)
   Increase in other current assets                           (9)         (3)
   Increase in accrued expenses                              110          91
   Increase in deferred revenue                              111         184
   Increase in customer deposits                              36          13
                                                         -------------------
            Total adjustments                              2,225       1,533

                                                         -------------------
            Net cash provided by operating activities      3,123       1,361
                                                         -------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (960)       (814)
                                                         -------------------

            Net cash used in investing activities           (960)       (814)
                                                         -------------------

Cash flows from financing activities:
  Decrease in advances from affiliates, net               (2,368)       (580)
                                                         -------------------
            Net increase (decrease) in cash                 (205)        (33)
Cash at beginning of year                                    161         111
                                                         -------------------
Cash at end of period                                    ($   44)    $    78
                                                         ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest               $ 2,284     $ 2,376
                                                         ===================

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

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                         (Unaudited)    (Audited)
                                                                        September 30,  December 31,
                                                                            1999         1998
                                                                        ---------------------------
                                      Assets
Current Assets:
  Cash                                                                    $    (44)    $    161
  Trade accounts receivable, less allowance for doubtful
   accounts of $133 in 1999 and $77 in 1998                                  2,294        2,063
  Inventory                                                                    197          280
  Other current assets                                                          23           14
                                                                          ---------------------

            Total current assets                                             2,470        2,518
                                                                          ---------------------

Property and equipment :
  Land and land improvements                                                   124          123
  Buildings and leasehold improvements                                         109          279
  Equipment and furnishings                                                    777          772
  Cellular equipment                                                         9,438        8,520
                                                                          ---------------------
                                                                            10,448        9,694

  Less accumulated depreciation and amortization                             2,285        1,368
                                                                          ---------------------

            Net property and equipment                                       8,163        8,326
                                                                          ---------------------

License and other intangibles, less accumulated amortization of
  $3,899 in 1999 and  $2,444 in 1998                                        72,772       74,209

                                                                          ---------------------
                                                                          $ 83,405     $ 85,053
                                                                          =====================

                            Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                                           $     91     $     53
  Other accrued expenses                                                       303          231
  Deferred revenue                                                             762          651
  Customer deposits                                                             94           58
                                                                          ---------------------

            Total current liabilities                                        1,250          993

Deferred income taxes                                                       11,528       11,759
Advances from affiliates                                                    29,451       32,023
                                                                          ---------------------

            Total liabilities                                               42,229       44,775

Commitments and contingencies

Stockholder's equity
  Common stock; no par value, 200 shares authorized; 100 shares issued           1            1
  Paid-in capital                                                           44,811       44,811
  Retained earnings (deficit)                                               (3,636)      (4,534)
                                                                          ---------------------

            Total stockholder's equity                                      41,176       40,278

                                                                          ---------------------
                                                                          $ 83,405     $ 85,053
                                                                          =====================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                              For the three months     For the nine months
                                               ended September 30,     ended September 30,
                                              ---------------------------------------------
                                                1999        1998         1999        1998
                                              --------    --------     --------    --------
Revenue:
  Service revenue                             $  5,476    $  4,863     $ 16,075    $ 13,560
  Equipment sales and installation                 448         293        1,289         803
                                              ---------------------------------------------

            Total revenue                        5,924       5,156       17,364      14,363
                                              ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct        1,483       1,823        4,648       4,437
  Cost of equipment                                633         490        1,898       1,537
  Sales and marketing                              395         586        1,332       1,366
  General and administrative                     1,198         814        3,420       3,039
  Depreciation and amortization                    791         764        2,356       2,276
                                              ---------------------------------------------

            Total operating expenses             4,500       4,477       13,654      12,655
                                              ---------------------------------------------

            Operating income                     1,424         679        3,710       1,708

Interest expense                                   781         835        2,284       2,376
                                              ---------------------------------------------

            Net income (loss) before taxes         643        (156)       1,426        (668)

Provision for income taxes (benefit)               238        (307)         528        (496)
                                              ---------------------------------------------

            Net income (loss) income          $    405    $    151     $    898    ($   172)
                                              =============================================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                           For the nine months
                                                           ended September 30,
                                                           --------------------
                                                            1999         1998
                                                           -------      -------
Cash flows from operating activities:
  Net income (loss)                                        $   898      $  (475)
                                                           --------------------

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                           2,356        2,276
     Deferred income taxes                                    (231)        (193)
     Increase in trade accounts receivable                    (231)        (423)
     Decrease (increase) in inventory                           83         (109)
     Increase in other current assets                           (9)          (3)
     Increase in accrued expenses                              110           91
     Increase in deferred revenue                              111          184
     Increase in customer deposits                              36           13
                                                           --------------------
       Total adjustments                                     2,225        1,836

                                                           --------------------
Net cash provided by operating activities                    3,123        1,361
                                                           --------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (960)        (814)
                                                           --------------------

       Net cash used in investing activities                  (960)        (814)
                                                           --------------------

Cash flows from financing activities -
  Decrease in advances from affiliates, net                 (2,368)        (580)
                                                           --------------------
       Net (decrease) in cash                                 (205)         (33)
Cash at beginning of year                                      161          111
                                                           --------------------
Cash at end of period                                      $   (44)     $    78
                                                           ====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                 $ 2,284      $ 2,377
                                                           ====================

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

      The Company is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

      Basis of Presentation

      Holdings owned approximately 96.8% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                          (Unaudited)          (Audited)
                                                          September 30,       December 31,
                                                              1999                1998
                                                            --------            --------
                                    Assets
Current Assets:
  Cash                                                      $    107            $     41
  Trade accounts receivable, less allowance for doubtful
   accounts of $181 in 1999 and $213 in 1998                   2,387               1,847
  Inventory                                                      410                 472
  Other current assets                                            38                  31
                                                            ----------------------------
            Total current assets                               2,942               2,391
                                                            ----------------------------
Property and equipment :
  Land and land improvements                                     282                 277
  Buildings and leasehold improvements                           331                 287
  Equipment and furnishings                                      391                 378
  Cellular equipment                                          10,721              10,030
                                                            ----------------------------
                                                              11,725              10,972
Less accumulated depreciation and amortization                 2,644               1,655
                                                            ----------------------------
            Net property and equipment                         9,081               9,317
                                                            ----------------------------
Licenses and other intangibles less
   accumulated amortization
   of $4,543 in 1999 and $2,860 in 1998                       85,158              86,841
  Advances to affiliates, net                                  6,659                 671
                                                            ----------------------------
                                                            $103,840            $ 99,220
                                                            ============================

                     Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                             $     57            $     39
  Other accrued expenses                                         789                 318
  Deferred revenue                                               679                 545
  Customer deposits                                              138                 110
                                                            ----------------------------

            Total current liabilities                          1,663               1,012
Deferred income taxes                                         27,926              28,505
                                                            ----------------------------
            Total liabilities                                 29,589              29,517
Commitments and contingencies
Partners' equity                                              74,251              69,703
                                                            ----------------------------
                                                            $103,840            $ 99,220
                                                            ============================

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months     For the nine months
                                             ended September 30,      ended September 30,
                                             ---------------------------------------------
                                               1999        1998         1999        1998
                                             --------    --------     --------    --------
Revenue:
  Service revenue                            $  5,234    $  4,715     $ 14,976    $ 12,799
  Equipment sales and installation                549         333        1,505         900
                                             ---------------------------------------------

            Total revenue                       5,783       5,048       16,481      13,699
                                             ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct         973       1,175        3,088       2,644
  Cost of equipment                               751         522        2,179       1,557
  Sales and marketing                             445         654        1,387       1,433
  General and administrative                    1,189         848        3,407       3,059
  Depreciation and amortization                   892         939        2,672       2,694
                                             ---------------------------------------------

            Total operating expenses            4,250       4,138       12,733      11,387
                                             ---------------------------------------------

            Operating income                    1,533         910        3,748       2,312

Interest income (expense), net                     92         (35)         221        (187)
                                             ---------------------------------------------

            Net income before taxes             1,625         875        3,969       2,125

Deferred tax benefit                              193         194          579         580
                                             ---------------------------------------------

            Net income                       $  1,818    $  1,069     $  4,548    $  2,705
                                             =============================================

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the nine months
                                                            ended September 30,
                                                            1999         1998
                                                           -------      -------
Cash flows from operating activities:
  Net income                                               $ 4,548      $ 2,705
                                                           -------      -------

Adjustments to reconcile net income to
  net cash provided by operating :
   Depreciation and amortization                             2,672        2,694
   Deferred income taxes                                      (579)        (580)
   Increase in trade accounts receivable                      (540)        (286)
   Decrease  (increase) in inventory                            62         (222)
   Increase in other current assets                             (7)         (29)
   Increase in accrued expenses                                489           77
   Increase in deferred revenue                                134          167
   Increase  in customer deposits                               28           47
                                                           -------      -------

     Total adjustments                                       2,259        1,868
                                                           -------      -------

     Net cash provided by operating activities               6,807        4,573
                                                           -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                          (753)        (926)
                                                           -------      -------

     Net cash used in investing activities                    (753)        (926)
                                                           -------      -------

Cash flows from financing activities:
   Increase in advances to afiliates, net                   (5,988)      (3,635)
                                                           -------      -------
     Net increase in cash                                       66           12
Cash at beginning of year                                       41           66
                                                           -------      -------
Cash at end of period                                      $   107      $    78
                                                           =======      =======

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                 $    --      $   187
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

      The Partnership is the 100% owner of Price Communications Wireless VI Inc., the license holder for the Columbus MSA.

      Basis of Presentation

      Holdings owned approximately 99.1% of the Partnership at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998 the allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                              (Unaudited)     (Audited)
                                                              September 30,  December 31,
                                                                  1999          1998
                                                               -------       -------
                                     Assets
Current Assets:
  Cash                                                         $    65       $    57
  Trade accounts receivable, less allowance for doubtful
   accounts of $52 in 1999 and $30 in 1998                       1,789         1,618
  Inventory                                                        104           120
  Other current assets                                              20             8
                                                               ---------------------

            Total current assets                                 1,978         1,803
                                                               ---------------------

Property and equipment :
  Land and land improvements                                       364           356
  Buildings and leasehold improvements                             286           196
  Equipment and furnishings                                        329           324
  Cellular equipment                                             6,886         5,474
                                                               ---------------------
                                                                 7,865         6,350
Less accumulated depreciation and amortization                   1,619           794
                                                               ---------------------
            Net property and equipment                           6,246         5,556
Licenses and other intangibles, less accumulated
  amortization of $2,494 in 1999
  and $1,576 in 1998                                            46,450        47,368
                                                               ---------------------
                                                               $54,674       $54,727
                                                               =====================

                      Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                                $    29       $    23
  Other accrued expenses                                           486           125
  Deferred revenue                                                 534           427
  Customer deposits                                                 63            53
                                                               ---------------------

            Total current liabilities                            1,112           628
Deferred income taxes                                           17,562        17,895
Advances from affiliates                                         2,763         4,717
                                                               ---------------------

            Total liabilities                                   21,437        23,240
                                                               ---------------------

Commitments and contingencies
  Stockholder's equity:
  Common stock, par value $.01 per share;
     authorized 3,000 shares
     issued and outstanding 200 shares                              --            --
  Additional paid-in capital                                    30,343        30,343
  Retained earnings                                              2,894         1,144
                                                               ---------------------

            Total stockholder's equity                          33,237        31,487
                                                               ---------------------
                                                               $54,674       $54,727
                                                               =====================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                 For the three months       For the nine months
                                                 ended September 30,        ended September 30,
                                                  1999          1998          1999          1998
                                                -------       -------       -------       -------
Revenue:
  Service revenue                               $ 4,128       $ 3,283       $11,938       $ 8,940
  Equipment sales and installation                  369           291           983           814
                                                -------------------------------------------------

            Total revenue                         4,497         3,574        12,921         9,754
                                                -------------------------------------------------

Operating expenses:
  Engineering, technical and other direct         1,360         1,336         4,574         3,139
  Cost of equipment                                 418           392         1,228         1,226
  Sales and marketing                               207           288           660           630
  General and administrative                        706           484         2,079         1,810
  Depreciation and amortization                     506           457         1,490         1,436
                                                -------------------------------------------------

            Total operating expenses              3,197         2,957        10,031         8,241
                                                -------------------------------------------------

            Operating income                      1,300           617         2,890         1,513
Interest expense                                      5           104           112           344
                                                -------------------------------------------------

            Net income before taxes               1,295           513         2,778         1,169
Provision for income taxes                          479           159         1,028           402
                                                -------------------------------------------------
            Net income                          $   816       $   354       $ 1,750       $   767
                                                =================================================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             For the nine months
                                                             ended September 30,
                                                             1999           1998
                                                            -------        -------
Cash flows from operating activities:
  Net income                                                $ 1,750        $   767
                                                            ----------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                              1,490          1,436
   Deferred taxes                                              (333)          (320)
   Increase in trade accounts receivable                       (171)          (380)
   Increase in inventory                                         (4)           (99)
   (Increase) decrease in other current assets                  (12)             6
   Increase in accrued expenses                                 367             19
   Increase  in deferred revenue                                110            149
   Increase  in customer deposits                                10             24
                                                            ----------------------

            Total adjustments                                 1,457            835
                                                            ----------------------

            Net cash provided by operating activities         3,207          1,602
                                                            ----------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (999)          (504)
                                                            ----------------------

            Net cash used in investing activities              (999)          (504)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                  (2,200)        (1,108)
                                                            ----------------------
            Net (decrease) in cash                                8            (10)
Cash at beginning of year                                        57             88
                                                            ----------------------
Cash at end of period                                       $    65        $    78
                                                            ----------------------

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $   112        $    --
                                                            ----------------------

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

      The Company is the 100% owner of Price Communications Wireless III Inc., the license holder for the Dothan MSA.

      Basis of Presentation

      Holdings owned approximately 95.0% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                           Consolidated Balance Sheets
                                ( $ in thousands)

                                                              (Unaudited)      (Audited)
                                                              December 31,   September 30,
                                                                 1999           1998
                                                               --------       --------
                                     Assets
Current Assets:
  Cash                                                         $    178       $    145
  Trade accounts receivable, less allowance for doubtful
   accounts of $176 in 1999 and $142 in 1998                      3,379          2,921
  Inventory                                                         466            680
  Other current assets                                               96             58
                                                               -----------------------
            Total current assets                                  4,119          3,804
                                                               -----------------------

Property and equipment:
  Land and leasehold improvements                                   204            203
  Buildings & improvements                                           36             36
  Equipment and furnishings                                         798            792
  Cellular equipment                                             17,966         15,947
                                                               -----------------------
                                                                 19,004         16,978
Less accumulated depreciation and amortization                    4,419          2,569
                                                               -----------------------
            Net property and equipment                           14,585         14,409

Advances to affiliate, net                                       14,997            119
Licenses and other intangibles less accumulated
  amortization of $7,150 in 1999 and $4,603 in 1998             129,030        131,577
                                                               -----------------------
                                                               $162,731       $149,909
                                                               -----------------------

                   Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                                $     84       $    113
  Other accrued expenses                                            789            460
  Deferred revenue                                                1,057            824
  Customer deposits                                                 200            158
                                                               -----------------------

            Total current liabilities                             2,130          1,555
Deferred income taxes                                            40,093         40,888
                                                               -----------------------

            Total liabilities                                    42,223         42,443
Commitments and contingencies
Partners' equity                                                120,508        107,466
                                                               -----------------------
                                                               $162,731       $149,909
                                                               =======================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Operations
                                ( $ in thousands)
                                   (Unaudited)

                                                   For the three months           For the nine months
                                                    ended September 30,            ended September 30,
                                                   1999           1998            1999           1998
                                                 --------       --------        --------       --------
Revenue:
  Service revenue                                $  9,810       $  7,998        $ 29,563       $ 22,272
  Equipment sales and installation                    628            432           1,646          1,138
                                                 ------------------------------------------------------

            Total revenue                          10,438          8,430          31,209         23,410
                                                 ------------------------------------------------------

Operating expenses:
  Engineering, technical and other direct           1,999          2,243           6,753          5,726
  Cost of equipment                                   984            729           2,577          1,995
  Sales and marketing                                 624            996           1,920          1,776
  General and administrative                        1,296            802           3,861          3,306
  Depreciation and amortization                     1,445          1,544           4,265          4,259
                                                 ------------------------------------------------------

            Total operating expenses                6,348          6,314          19,376         17,062
                                                 ------------------------------------------------------

            Operating income                        4,090          2,116          11,833          6,348
Interest income (expense), net                        275           (100)            414           (494)
                                                 ------------------------------------------------------

            Net income before income taxes          4,365          2,016          12,247          5,854
Deferred tax benefit                                  265            293             795            879
                                                 ------------------------------------------------------

Net income                                       $  4,630       $  2,309        $ 13,042       $  6,733
                                                 ======================================================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ( $ in thousands)
                                   (Unaudited)

                                                           For the nine months
                                                           ended September 30,
                                                            1999         1998
                                                          --------     --------
Cash flows from operating activities:
  Net income                                              $ 13,042     $  6,733
                                                          ---------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                             4,265        4,260
   Deferred income taxes                                       795         (879)
   Increase in trade accounts receivable                      (458)        (615)
   Decrease (increase) in inventory                            214         (120)
   Increase in other current assets                            (38)          --
   Increase in accrued expenses                                300          110
   Increase  in deferred revenue                               233          276
   Increase in customer deposits                                42           44
                                                          ---------------------
     Total adjustments                                       5,353        3,076
                                                          ---------------------

     Net cash provided by operating activities              18,395        9,809
                                                          ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (2,026)        (256)
                                                          ---------------------
     Net cash used in investing activities                  (2,026)        (256)
                                                          ---------------------

Cash flows from financing activities:
  Decrease in advances from affiliates, net                (16,336)      (9,440)
     Net increase in cash                                       33          113
Cash at beginning of year                                      145           50
                                                          ---------------------
Cash at end of period                                     $    178     $    163
                                                          =====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                $     --     $    491
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

      The Partnership is the 100% owner of Price Communications Wireless VII Inc., the licenseholder for the Macon MSA.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998 the allocation was finalized resulting in an allocation of approximately $136.2 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, PWI also utilized "push down accounting", as PWI owned approximately 99.1% of the Partnership. As of June 30, 1999 PWI owns approximately 99.6% of the Partnership.

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

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                    ($ in thousands Except Per Share Amounts)

                                                              (Unaudited)      (Audited)
                                                              September 30,   December 31,
                                                                 1999           1998
                                                               --------       --------
                                     Assets
Current Assets:
  Cash                                                         $    262       $     36
  Trade accounts receivable, less allowance for doubtful
   accounts of $174 in 1999 and $98 in 1998                       3,229          2,365
  Inventory                                                         376            182
  Other current assets                                               48             22
                                                               -----------------------

            Total current assets                                  3,915          2,605
                                                               -----------------------

Property and equipment :
  Land and leasehold improvements                                   145            136
  Equipment and furnishings                                         563            418
  Cellular equipment                                             12,642         11,958
                                                               -----------------------
                                                                 13,350         12,512

  Less accumulated depreciation and amortization                  3,122          1,820
                                                               -----------------------

            Net property and equipment                           10,228         10,692
                                                               -----------------------

Advances to affiliates                                            6,702          1,242
Licenses and other intangibles,
  less accumulated amortization
  of $5,589 in 1999 and $3,507 in 1998                          105,362        107,444
                                                               -----------------------
                                                                126,207        121,983
                                                               =======================

                      Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                                $     79       $     51
  Other accrued expenses                                            686            296
  Deferred revenue                                                  748            525
  Customer deposits                                                 110             68
                                                               -----------------------

            Total current liabilities                             1,623            940

Deferred income taxes                                            39,904         40,624
Other notes payable                                                  13             15
                                                               -----------------------

            Total liabilities                                    41,540         41,579

Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value;
   authorized 50,000 shares
   none issued                                                       --             --
  Common stock, $.01 par value;
   authorized 100,000 shares,
   issued 10,000 shares                                              --             --
  Additional paid in capital                                     69,031         69,031
  Retained earnings                                              15,636         11,373
                                                               -----------------------

            Total stockholder's equity                           84,667         80,404
                                                               -----------------------
                                                               $126,207       $121,983
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

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)
                                   (Unaudited)

                                                    For the three months           For the nine months
                                                    ended September 30,            ended September 30,
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Revenue:
  Service revenue                                  $  7,431       $  5,841       $ 21,375       $ 16,327
  Equipment sales and installation                      629            375          1,654          1,032
                                                   -----------------------------------------------------

            Total revenue                             8,060          6,216         23,029         17,359
                                                   -----------------------------------------------------

Operating expenses:
  Engineering, technical and other direct             1,414          1,402          4,231          3,131
  Cost of equipment                                   1,025            617          2,863          1,907
  Sales and marketing                                   534            624          1,585          1,338
  General and administrative                          1,595            857          4,550          3,610
  Depreciation and amortization                       1,128          1,106          3,335          3,308
                                                   -----------------------------------------------------

            Total operating expenses                  5,696          4,606         16,564         13,294
                                                   -----------------------------------------------------

            Operating income                          2,364          1,610          6,465          4,065
Interest income (expense)                               159              6            302            (75)
                                                   -----------------------------------------------------

            Income before income tax expense          2,523          1,616          6,767          3,990
Provision for income taxes                              934            598          2,504          1,476
                                                   -----------------------------------------------------

            Net income                             $  1,589       $  1,018       $  4,263       $  2,514
                                                   =====================================================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ In Thousands)
                                   (Unaudited)

                                                                    For the nine months
                                                                    ended September 30,
                                                                    1999           1998
                                                                   -------        -------
Cash flows from operating activities:
  Net income                                                       $ 4,263        $ 2,514
                                                                   ----------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                     3,335          3,308
   Deferred income tax                                                (720)          (719)
   Increase in trade accounts receivable                              (864)          (430)
   Increase in inventory                                              (194)          (303)
   Increase in other current assets                                    (26)           (28)
   Increase (decrease) in accrued expenses                             418            (31)
   Increase  in deferred revenue                                       223            175
   Increase  in customer deposits                                       42             33
                                                                   ----------------------

            Total adjustments                                        2,214          2,005
                                                                   ----------------------

            Net cash provided by operating activities                6,477          4,519
                                                                   ----------------------

Cash flows from investing activities:
  Purchases of property and equipment                                 (785)        (1,267)
                                                                   ----------------------

Cash flows from financing activities:
  Long-term borrowings                                                  (2)            (2)
  Increase in advances to affiliates, net                           (5,464)            --
  Decrease in advances from affiliates, net                             --         (3,328)
                                                                   ----------------------
            Net cash used in financing activities                   (5,466)        (3,330)
                                                                   ----------------------

            Net increase (decrease) in cash                            226            (78)
Cash at beginning of year                                               36            184
                                                                   ----------------------
Cash at end of period                                              $   262        $   106
                                                                   ======================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                           $    --        $    83
                                                                   ======================

See accompanying notes to consolidated financial statements

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

      Basis of Presentation

      Holdings owned approximately 94.6% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                   ($ In thousands Except Per Share Amounts))

                                                              (Unaudited)     (Audited)
                                                              September 30,  December 31,
                                                                 1999           1998
                                                               --------       --------
                                     Assets
Current Assets:
  Cash                                                         $    262       $     36
  Trade accounts receivable, less allowance for doubtful
   accounts of $174 in 1999 and $98 in 1998                       3,229          2,365
  Inventory                                                         376            182
  Other current assets                                               48             22
                                                               -----------------------
            Total current assets                                  3,915          2,605
                                                               -----------------------

Property and equipment :
  Land and leasehold improvements                                   145            136
  Equipment and furnishings                                         563            418
  Cellular equipment                                             12,642         12,000
                                                               -----------------------
                                                                 13,350         12,554
  Less accumulated depreciation and amortization                  3,122          1,862
                                                               -----------------------
            Net property and equipment                           10,228         10,692
                                                               -----------------------

Advances to affiliates                                            6,702          1,242
License and other intangibles,
  less accumulated amortization
  of $5,589 in 1999 and $3,507 in 1998                          105,362        107,444
                                                               -----------------------
                                                                126,207        121,983
                                                               =======================

                      Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                                $     79       $     51
  Other accrued expenses                                            686            296
  Deferred revenue                                                  748            525
  Customer deposits                                                 110             68
                                                               -----------------------

            Total current liabilities                             1,623            940
Deferred income taxes                                            39,904         40,624
Other notes payable                                                  13             15
                                                               -----------------------

            Total liabilities                                    41,540         41,579

Commitments and contingencies
Stockholder's equity:
  Common stock, $1.00 par value;
   authorized 5,000 shares,
   100 shares, issued and outstanding                                --             --
  Additional paid in capital                                     69,031         69,031
  Retained earnings                                              15,636         11,373
                                                               -----------------------
            Total stockholder's equity                           84,667         80,404
                                                               -----------------------
                                                               $126,207       $121,983
                                                               =======================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                    Consolidated Statements of Operations and
                                Retained Earnings
                                ($ in thousands)
                                   (Unaudited)

                                                     For the three months           For the nine months
                                                     ended September 30,            ended September 30,
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
Revenue:
  Service revenue                                  $  7,431       $  5,841       $ 21,375       $ 16,327
  Equipment sales and installation                      629            375          1,654          1,032
                                                   -----------------------------------------------------

            Total revenue                             8,060          6,216         23,029         17,359
                                                   -----------------------------------------------------

Operating expenses:
  Engineering, technical and other direct             1,414          1,402          4,231          3,131
  Cost of equipment                                   1,025            617          2,863          1,907
  Sales and marketing                                   534            624          1,585          1,338
  General and administrative                          1,595            857          4,550          3,610
  Depreciation and amortization                       1,128          1,106          3,335          3,308
                                                   -----------------------------------------------------

            Total operating expenses                  5,696          4,606         16,564         13,294
                                                   -----------------------------------------------------

            Operating income                          2,364          1,610          6,465          4,065
Interest income (expense)                               159              6            302            (75)
                                                   -----------------------------------------------------

            Income before income tax expense          2,523          1,616          6,767          3,990
Provision for income taxes                              934            598          2,504          1,476
                                                   -----------------------------------------------------

            Net income                             $  1,589       $  1,018       $  4,263       $  2,514
                                                   =====================================================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ In thousands)
                                   (Unaudited)

                                                          For the nine months
                                                          ended September 30,
                                                          1999           1998
                                                         -------        -------
Cash flows from operating activities:
  Net income                                             $ 4,263        $ 2,514
                                                         ----------------------

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization                           3,335          3,308
   Deferred income tax                                      (720)          (719)
   Increase in trade accounts receivable                    (864)          (430)
   Increase in inventory                                    (194)          (303)
   Increase in other current assets                          (26)           (28)
   Increase (decrease) in accrued expenses                   418            (31)
   Increase in deferred revenue                              223            175
   Increase in customer deposits                              42             33
                                                         ----------------------

     Total adjustments                                     2,214          2,005
                                                         ----------------------

     Net cash provided by operating activities             6,477          4,519
                                                         ----------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (785)        (1,267)
                                                         ----------------------

Cash flows from financing activities:
  Long-term borrowings                                        (2)            (2)
  Increase in advances to affiliates, net                 (5,464)            --
  Decrease in advances from affiliates, net                   --         (3,328)
                                                         ----------------------
     Net cash used in financing activities                (5,466)        (3,330)
                                                         ----------------------

     Net increase (decrease) in cash                         226            (78)
Cash at beginning of year                                     36            184
                                                         ----------------------
Cash at end of period                                    $   262        $   106
                                                         ----------------------

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest               $    --        $    83
                                                         ----------------------

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

      The Company is the 100% owner of Price Communications Wireless IV, Inc., the license holder for the Montgomery MSA.

      Basis of Presentation

      Holdings owned approximately 94.6% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

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

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                                 Balance Sheets
                                ($ in thousands)

                                                              (Unaudited)    (Audited)
                                                             September 30,  December 31,
                                                                1999          1998
                                                               -------       -------
                                     Assets
Current Assets:
  Cash                                                         $    22       $    18
  Trade accounts receivable, less allowance for doubtful
   accounts of $61 in 1999 and $29 in 1998                       1,285           961
  Inventory                                                        130           135
  Other current assets                                             129            15
                                                               ---------------------

            Total current assets                                 1,566         1,129
                                                               ---------------------

Property and equipment :
  Land and land improvements                                       295           295
  Buildings and leasehold improvements                             109           109
  Equipment and furnishings                                        240           239
  Cellular equipment                                             4,902         4,810
                                                               ---------------------
                                                                 5,546         5,453
  Less accumulated depreciation and amortization                 1,232           692
                                                               ---------------------

            Net property and equipment                           4,314         4,761
                                                               ---------------------

Advances to affiliates                                          12,269         6,809
License and other intangibles,
  less accumulated amortization
  of $2,219 in 1999 and $1,406 in 1998                          41,116        41,929
                                                               ---------------------
                                                               $59,265       $54,628
                                                               =====================

                        Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                                $    26       $    20
  Other accrued expenses                                           252            98
  Deferred revenue                                                 299           225
  Customer deposits                                                 84            68
                                                               ---------------------

            Total current liabilities                              661           411
Deferred income taxes                                           12,914        13,169
                                                               ---------------------

            Total liabilities                                   13,575        13,580
                                                               ---------------------

Commitments and contingencies
Partners' equity                                                45,690        41,048
                                                               ---------------------
                                                               $59,265       $54,628
                                                               =====================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                For the three months       For the nine months
                                                ended September 30,        ended September 30,
                                                 1999         1998         1999         1998
                                                ------       ------       ------       ------
Revenue:
  Service revenue                               $3,186       $2,738       $8,688       $7,227
  Equipment sales and installation                 249          215          709          585
                                                ---------------------------------------------

            Total revenue                        3,435        2,953        9,397        7,812
                                                ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct          278          261          934          917
  Cost of equipment                                351          466        1,012        1,101
  Sales and marketing                              179          313          590          613
  General and administrative                       623          388        1,724        1,506
  Depreciation and amortization                    451          443        1,354        1,368
                                                ---------------------------------------------

            Total operating expenses             1,882        1,871        5,614        5,505
                                                ---------------------------------------------

            Operating income                     1,553        1,082        3,783        2,307

Interest income                                    194          133          604          271
                                                ---------------------------------------------
            Income before taxes                  1,747        1,215        4,387        2,578
Deferred tax benefit                                85           94          255          280
                                                ---------------------------------------------
            Net income                          $1,832       $1,309       $4,642       $2,858
                                                =============================================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                      For the nine months
                                                      ended September 30,
                                                       1999           1998
                                                     -------        -------
Cash flows from operating activities:
  Net income                                         $ 4,642        $ 2,858
                                                     ----------------------

  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       1,354          1,368
   Deferred taxes                                       (255)          (280)
   Increase in trade accounts receivable                (324)           (98)
   Decrease  in inventory                                  5           (126)
   Increase in other current assets                     (114)            (2)
   Increase  in accrued expenses                         159             92
   Increase in deferred revenue                           74             46
   Increase in customer deposits                          16             27
                                                     ----------------------

     Total adjustments                                   915          1,027
                                                     ----------------------

     Net cash provided by operating activities         5,557          3,885
                                                     ----------------------

Cash flows from investing activities:
  Purchases of property and equipment                    (93)           (15)
  Purchases of other intangibles                          --             (3)
                                                     ----------------------
     Net cash used in investing activities               (93)           (18)

Cash flows from financing activities -
  Increase in advances to affiliates, net             (5,460)        (3,852)

     Net (decrease) increase in cash                       4             15
Cash at beginning of year                                 18             13
                                                     ----------------------
Cash at end of period                                $    22        $    28
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

      The Partnership is the 100% owner of Price Communications Wireless IX, Inc., the license holder for the Panama City MSA.

      Basis of Presentation

      Holdings owned approximately 92.0% of the Partnership at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital. The license is being amortized over a period of 40 years.

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

                         PANHANDLE CELLULAR PARTNERSHIP
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)    (Audited)
                                                             September 30, December 31,
                                                                 1999          1998
                                                               -------       -------
                                     Assets
Current Assets:
  Cash                                                         $    22       $    18
  Trade accounts receivable, less allowance for doubtful
   accounts of $61 in 1999 and $29 in 1998                       1,285           961
  Inventory                                                        130           135
  Other current assets                                             129            15
                                                               ---------------------

            Total current assets                                 1,566         1,129
                                                               ---------------------

Property and equipment :
  Land and land improvements                                       295           295
  Buildings and leasehold improvements                             109           109
  Equipment and furnishings                                        240           239
  Cellular equipment                                             4,902         4,810
                                                               ---------------------
                                                                 5,546         5,453
  Less accumulated depreciation and amortization                 1,232           692
                                                               ---------------------
            Net property and equipment                           4,314         4,761

Advances to affiliates                                          12,269         6,809
Licenses and other intangibles,
  less accumulated amortization
  of $2,219 in 1999 and $1,406 in 1998                          41,116        41,929
                                                               ---------------------
                                                               $59,265       $54,628
                                                               =====================

                     Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                                $    26       $    20
  Other accrued expenses                                           252            98
  Deferred revenue                                                 299           225
  Customer deposits                                                 84            68
                                                               ---------------------

            Total current liabilities                              661           411
Deferred income taxes                                           12,914        13,169
Minority interest                                                  592           549
                                                               ---------------------
            Total liabilities                                   14,167        14,129

Commitments and contingencies
Partners' equity                                                45,098        40,499
                                                               ---------------------
                                                               $59,265       $54,628
                                                               =====================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months         For the nine months
                                                   ended September 30,         ended September 30,
                                                 1999           1998           1999           1998
                                                -------        -------        -------        -------
Revenue:
  Service revenue                               $ 3,186        $ 2,738        $ 8,688        $ 7,227
  Equipment sales and installation                  249            215            709            585
                                                ----------------------------------------------------

            Total revenue                         3,435          2,953          9,397          7,812
                                                ----------------------------------------------------

Operating expenses:
  Engineering, technical and other direct           278            445            934          1,101
  Cost of equipment                                 351            282          1,012            917
  Sales and marketing                               179            313            590            613
  General and administrative                        623            388          1,724          1,506
  Depreciation and amortization                     451            443          1,354          1,368
                                                ----------------------------------------------------

            Total operating expenses              1,882          1,871          5,614          5,505
                                                ----------------------------------------------------

            Operating income                      1,553          1,082          3,783          2,307

Interest income                                     194            133            604            271
Minority interest                                   (17)           (12)           (43)           (26)
                                                ----------------------------------------------------

            Income before taxes                   1,730          1,203          4,344          2,552
Deferred tax benefit                                 85             94            255            280
                                                ----------------------------------------------------
            Net income                          $ 1,815        $ 1,297        $ 4,599        $ 2,832
                                                ====================================================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months
                                                       ended September 30,
                                                        1999           1998
                                                      -------        -------
Cash flows from operating activities:
  Net income                                          $ 4,599        $ 2,832
                                                      ----------------------

Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        1,354          1,368
   Minority interest share of income                       43             26
   Deferred taxes                                        (255)          (280)
   Increase in trade accounts receivable                 (324)           (98)
   Decrease in inventory                                    5           (126)
   Increase in other current assets                      (114)            (2)
   Increase  in accrued expenses                          159             92
   Increase  in deferred revenue                           74             46
   Increase  in customer deposits                          16             27
                                                      ----------------------

     Total adjustments                                    958          1,053
                                                      ----------------------

     Net cash provided by operating activities          5,557          3,885
                                                      ----------------------

Cash flows from investing activities:
  Purchases of property and equipment                     (93)           (15)
  Purchases of other intangibles                           --             (3)
                                                      ----------------------
     Net cash used in investing activities                (93)           (18)

Cash flows from financing activities:
  Increase in advances to affiliates, net              (5,460)        (3,852)

     Net increase (decrease) in cash                        4             15
Cash at beginning of year                                  18             13
                                                      ----------------------
Cash at end of period                                 $    22        $    28
                                                      ======================

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

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)    (Audited)
                                                             September 30,  December 31,
                                                                 1999          1998
                                                               -------       -------
                                     Assets
Current Assets:
  Cash                                                         $   168       $    14
  Trade accounts receivable, less allowance for doubtful
   accounts of $133 in 1999 and $108 in 1998                     2,360         1,751
  Inventory                                                        132           368
  Other current assets                                              39            30
                                                               ---------------------

            Total current assets                                 2,699         2,163
                                                               ---------------------

Property and equipment:
  Land and land improvements                                       810           715
  Buildings and leasehold improvements                             985           975
  Equipment and furnishings                                        286           278
  Cellular equipment                                            12,272        10,457
                                                               ---------------------
                                                                14,353        12,425
  Less accumulated depreciation and amortization                 3,657         2,469
                                                               ---------------------

            Net property and equipment                          10,696         9,956
                                                               ---------------------

Advances to affiliates                                           7,387             3
Licenses and other intangibles, less
  accumulated amortization of $4,032 in
  1999 and $2,583 in 1998                                       73,241        74,690
                                                               ---------------------
                                                               $94,023       $86,812
                                                               =====================

                        Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                                $    77       $    43
  Other accrued expenses                                           342           190
  Deferred revenue                                                 459           390
  Customer deposits                                                113            64
                                                               ---------------------

            Total current liabilities                              991           687
Deferred income taxes                                           21,674        22,103
                                                               ---------------------

            Total liabilities                                   22,665        22,790
Commitments and contingencies
Partners' equity                                                71,358        64,022
                                                               ---------------------
                                                               $94,023       $86,812
                                                               =====================

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months              For the nine months
                                                  ended September 30,               ended September 30,
                                                   1999           1998            1999           1998
                                                   ----           ----            ----           ----
Revenue:
  Service revenue                               $  6,074       $  4,818        $ 17,488       $ 13,012
  Equipment sales and installation                   486            310           1,129            874
                                                ------------------------------------------------------

            Total revenue                          6,560          5,128          18,617         13,886
                                                ------------------------------------------------------

Operating expenses:
  Engineering, technical and other direct          1,057          1,002           3,354          2,550
  Cost of equipment                                  841            509           2,117          1,503
  Sales and marketing                                473            790           1,315          1,701
  General and administrative                         899            531           2,546          2,069
  Depreciation and amortization                      899            818           2,637          2,568
                                                ------------------------------------------------------

            Total operating expenses               4,169          3,650          11,969         10,391
                                                ------------------------------------------------------

            Operating income                       2,391          1,478           6,648          3,495
Interest income (expense)                            157            (80)            259           (338)
                                                ------------------------------------------------------

            Income before taxes                    2,548          1,398           6,907          3,157
Deferred tax benefit                                 143            166             429            500
                                                ------------------------------------------------------
            Net income                          $  2,691       $  1,564        $  7,336       $  3,657
                                                ======================================================

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHSIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             For the nine months
                                                             ended September 30,
                                                             1999           1998
                                                            -------        -------
Cash flows from operating activities:
  Net income                                                $ 7,336        $ 3,657
                                                            ----------------------

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                              2,637          2,568
   Deferred taxes                                              (286)          (500)
   Increase in trade accounts receivable                       (609)          (903)
   Decrease (increase) in inventory                             236           (286)
   Increase in other current assets                              (9)            (7)
   Increase in accrued expenses                                 186             68
   Increase in deferred revenue                                  69            189
   Increase (decrease) in customer deposits                      49            (14)
                                                            ----------------------

            Total adjustments                                 2,273          1,115
                                                            ----------------------

            Net cash provided by operating activities         9,609          4,772
Cash flows from investing activities:
  Purchases of property and equipment                        (1,928)          (322)
Cash flows from financing activities:
  Decrease in advances from affiliates, net                  (7,527)        (4,491)
                                                            ----------------------

            Net increase in cash                                154            (41)
Cash at beginning of year                                        14             24
                                                            ----------------------
Cash at end of period                                       $   168        $   (17)
                                                            ======================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $    --        $   338
                                                            ======================

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

                            CEI COMMUNICATIONS, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                                    (Unaudited)     (Audited)
                                                                    September 30,  December 31,
                                                                       1999           1998
                                                                    --------------------------
                       Assets
Investment in Macon Cellular Telephone Systems Limited Partnership  $802               $664
                                                                    =======================

Commitments and contingencies

                       Equity
Common stock, $1.00 par value, 150,000 shares authorized,
   500 shares issued and outstanding                                $ --               $ --
Retained earnings                                                    802                664
                                                                    -----------------------
                                                                    $802               $664
                                                                    =======================

            See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Operations
                                '($ in thousands)
                                   (Unaudited)

                                  For the three months  For the nine months
                                   ended September 30,  ended September 30,
                                   1999          1998    1999          1998
                                  -----------------------------------------
Partnership income from Macon
  Cellular Telephone Systems
  Limited Partnership                $49           $24    $138          $71
                                  =========================================

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            'Statements of Cash Flows
                                ($ in thousands)
                                    Unaudited

                                                            For the nine months
                                                            ended September 30,
                                                            1999           1998
                                                           --------------------
Net income                                                 $ 138          $  71
Increase in investment account                              (138)           (71)
                                                           --------------------

Increase in cash                                           $  --          $  --
                                                           ====================

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                     Notes to Unaudited Financial Statements

1) Summary of Significant Accounting Policies

      CEI Communications, Inc. (the "Company:) has a 1.06% partnership interest in Macon Cellular Telephone Systems Limited Partnership. The Company is owned 100% by Palmer Wireless Holdings, Inc.

                        PANAMA CITY COMMUNICATIONS INC.
                                 'Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)  (Audited)
                                                      September 30, December 31,
                                                         1999         1998
                                                         ----         ----
                                     Assets

Investment in Panama City Cellular
  Telephone Co. Inc.                                     $154         $111
                                                         =================

                                     Equity
Common stock, no par value: 100 shares authorized,
  issued and outstanding                                 $ --         $ --
Retained earnings                                         154         111
                                                         -----------------
                                                         $154         $111
                                                         =================


                 See accompanying notes to financial statements.

                        PANAMA CITY COMMUNICATIONS INC.
                            'Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                    For the three months   For the nine months
                                     ended September 30,   ended September 30,
                                      1999          1998    1999        1998
                                     -----         -----   -----         ---
Partnership income from Panama
  City Cellular Telephone Co. Ltd.   $  27         $  14   $  43         $28
                                     =======================================

See accompanying notes to financial statements.

                         PANAMA CITY COMMUNICATIONS INC.
                            'Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                          For the nine months
                                                           ended September 30,
                                                         1999              1998
                                                         ----              ----
Net income                                               $ 43              $ 28

Increase in investment account                            (43)              (28)
                                                         ----------------------

Increase in cash                                         $ --              $ --
                                                         ======================

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

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                     (Unaudited)       (Audited)
                                                                     September 30,     December 31,
                                                                       1999               1998
                                                                    ---------          ---------

                                     Assets
Cellular license, net of accumulated
  amortization of $16,593 in 1999
  and $10,533 in 1998                                               $ 306,673          $ 312,733
                                                                    ============================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                      $  94,080          $  95,724
Commitments and contingencies                                              --                 --

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                             --                 --
Paid-in capital                                                       224,058            224,058
(Accumulated deficit)                                                 (11,465)            (7,049)
                                                                    ----------------------------

Total stockholder's equity                                            212,593            217,009
                                                                    ----------------------------

Total liabilities and stockholder's equity                          $ 306,673          $ 312,733
                                                                    ============================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months                For the nine months
                                          ended September 30,                 ended September 30,
                                           1999             1998             1999             1998
                                         ----------------------------------------------------------
Amortization of cellular license         $ 2,020          $ 1,945          $ 6,060          $ 6,181
                                         ----------------------------------------------------------
Deferred tax benefit                         548              696            1,644            2,090
                                         ----------------------------------------------------------
Net (loss)                               ($1,472)         ($1,249)         ($4,416)         ($4,091)
                                         ==========================================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                       For the nine months ended
                                                            September 30,
                                                       1999               1998
                                                     -------            -------

Net (loss)                                           ($4,416)           ($4,091)
Amortization of cellular license                       6,060              6,181
Decrease in deferred tax liability                    (1,644)            (2,090)
                                                     --------------------------
Net change in cash                                   $    --            $    --
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

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                 (Unaudited)        (Audited)
                                                                 September 30,      December 31,
                                                                     1999              1998
                                                                   --------          --------
                                     Assets
Cellular license, net of accumulated
  amortization of $2,494 in 1999
  and $1,576 in 1998                                               $ 46,450          $ 47,368
                                                                   ==========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                     $ 17,193          $ 17,526
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
and outstanding 1,000 shares                                             --                --
Paid-in capital                                                      30,884            30,884
(Accumulated deficit)                                                (1,627)           (1,042)
                                                                   --------------------------

Total stockholder's equity                                           29,257            29,842
                                                                   --------------------------

Total liabilities and stockholder's equity                         $ 46,450          $ 47,368
                                                                   ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                   For the three months   For the nine months
                                   ended September 30,    ended September 30,
                                   1999           1998     1999           1998
                                  -----          -----    -----          -----

Amortization of cellular license  $ 306          $ 316    $ 918          $ 946
Deferred tax benefit                111            106      333            320
                                  --------------------------------------------
Net (loss)                        ($195)         ($210)   ($585)         ($626)
                                  ============================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months ended
                                                            September 30,
                                                       1999              1998
                                                      -----             -----

Net (loss)                                            ($585)            ($626)
Amortization of cellular license                        918               946
Decrease in deferred tax liability                     (333)             (320)
                                                      -----------------------
Net change in cash                                    $  --             $  --
                                                      =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless III, Inc. ("Wireless III") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Dothan Cellular Telephone Co. Inc. ("Dothan") whose financial statements are included elsewhere in this document. Dothan in turn is 100% owned by Cellular Systems of Southeast Alabama, Inc. ("Cellular Systems"). Palmer Wireless Holdings, Inc.("Holdings") has a 95.0% ownership interest in Cellular Systems. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Dothan (Dothan MSA), the operating entity.

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

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                   (Unaudited)         (Audited)
                                                                   September 30,      December 31,
                                                                      1999              1998
                                                                   ---------          ---------
                                     Assets

Cellular license, net of accumulated
  amortization of $5,626 in 1999
  and $3,544 in 1998                                               $ 105,367          $ 107,449
                                                                   ============================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                     $  39,003          $  39,756
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
and outstanding 1,000 shares                                              --                 --
Paid-in capital                                                       70,038             70,038
(Accumulated deficit)                                                 (3,674)            (2,345)
                                                                   ----------------------------

Total stockholder's equity                                            66,364             67,693
                                                                   ----------------------------

Total liabilities and stockholder's equity                         $ 105,367          $ 107,449
                                                                   ============================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                   For the three months     For the nine months
                                   ended September 30,      ended September 30,
                                   1999             1998    1999         1998
                                   ----             ----    ----         ----

Amortization of cellular license   $694             $708   $2,082       $2,126
Deferred tax benefit                251              239     753          719
                                  --------------------------------------------
Net (loss)                        ($443)           ($469) ($1,329)     ($1,407)
                                  ============================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                      For the nine months ended
                                                            September 30,
                                                       1999               1998
                                                     -------            -------

Net (loss)                                           ($1,329)           ($1,407)
Amortization of cellular license                       2,082              2,126
Decrease in deferred tax liability                      (753)              (719)
                                                     --------------------------
Net change in cash                                   $    --            $    --
                                                     ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless IV, Inc. ("Wireless IV") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Montgomery Cellular Telephone Co. Inc. ("Montgomery"). Montgomery in turn is 100% owned by its parent, Montgomery Cellular Holding Co. Inc. ("Montgomery Holdings"), the operating entity. Palmer Wireless Holdings, Inc. has a 94.6% ownership interest in Montgomery Holdings. Palmer Wireless Holdings, Inc. is 100% owned by Price Communications Wireless, Inc.,("PCW"). The Company owns the non-wireline license of Montgomery Holdings (Montgomery MSA).

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

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                          (Unaudited)        (Audited)
                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                            --------          --------
                                     Assets

Cellular license, net of accumulated amortization of $3,881 in 1999
  and $2,444 in 1998                                                        $ 72,772          $ 74,209
                                                                            ==========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                              $ 11,528          $ 11,759
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
and outstanding 1,000 shares                                                      --                --
Paid-in capital                                                               64,069            64,069
(Accumulated deficit)                                                         (2,825)           (1,619)
                                                                            --------------------------

Total stockholder's equity                                                    61,244            62,450
                                                                            --------------------------

Total liabilities and stockholder's equity                                  $ 72,772          $ 74,209
                                                                            ==========================

                See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                     For the three months        For the nine months
                                       ended September 30,        ended September 30,
                                    1999              1998      1999              1998
                                    ----              ----      ----              ----
Amortization of cellular license    $479              $490     $1,437           $1,468
Deferred tax benefit                  77               164        231              496
                                    --------------------------------------------------
Net (loss)                         ($402)            ($326)   ($1,206)           ($972)
                                    ==================================================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months ended
                                                            September 30,
                                                       1999               1998
                                                     -------            -------

Net (loss)                                           ($1,206)           ($  972)
Amortization of cellular license                       1,437              1,468
Decrease in deferred tax liability                      (231)              (496)
                                                     --------------------------
Net change in cash                                   $    --            $    --
                                                     ==========================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless V, Inc. ("Wireless V") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Cellular Dynamics Telephone Company of Georgia ("Cellular Dynamics"). Cellular Dynamics in turn is 100% owned by its parent Albany Cellular Partners ("Albany"), the operating entity. Palmer Wireless Holdings, Inc.("Holdings"), has an 96.8% ownership interest in Albany. Holdings is 100% owned by Price Communications Wireless, Inc.("PCW"). The Company owns the non-wireline license of Albany (Albany MSA and GA-13 RSA).

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

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                          (Unaudited)        (Audited)
                                                                         September 30,      December 31,
                                                                              1999              1998
                                                                            --------          --------
                                     Assets

Cellular license, net of accumulated amortization of $4,543 in 1999
  and $2,860 in 1998                                                        $ 85,158          $ 86,841
                                                                            ==========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                              $ 27,954          $ 28,506
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                    --                --
Paid-in capital                                                               60,229            60,229
(Accumulated deficit)                                                         (3,025)           (1,894)
                                                                            --------------------------

Total stockholder's equity                                                    57,204            58,335
                                                                            --------------------------

Total liabilities and stockholder's equity                                  $ 85,158          $ 86,841
                                                                            ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                           For the three months              For the nine months
                                           ended September 30,               ended September 30,
                                           1999             1998             1999             1998
                                         -------          -------          -------          -------
Amortization of cellular license         $   561          $   572          $ 1,683          $ 1,716
Deferred tax benefit                         184              194              552              580
                                         ----------------------------------------------------------
Net (loss)                               ($  377)         ($  378)         ($1,131)         ($1,136)
                                         ==========================================================

                   See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months ended
                                                           September 30,
                                                       1999               1998
                                                     -------            -------

Net (loss)                                           ($1,131)           ($1,136)
Amortization of cellular license                       1,683              1,716
Decrease in deferred tax liability                      (552)              (580)
                                                     --------------------------
Net change in cash                                   $    --            $    --
                                                     ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless VI, Inc. ("Wireless VI") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Columbus Cellular Telephone Company ("Columbus Cellular"). Palmer Wireless Holdings, Inc.("Holdings") has an 99.1% ownership interest in Columbus Cellular Holdings and is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Columbus Cellular (Columbus MSA and the GA-6 A2 RSA.

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

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                           (Unaudited)         (Audited)
                                                                           September 30,      December 31,
                                                                               1999               1998
                                                                            ---------          ---------
                                     Assets

Cellular license, net of accumulated amortization of $6,881 in 1999
  and $4,334 in 1998                                                        $ 129,030          $ 131,577
                                                                            ============================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                              $  40,093          $  40,888
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                                     --                 --
Paid-in capital                                                                93,558             93,558
(Accumulated deficit)                                                          (4,621)            (2,869)
                                                                            ----------------------------

Total stockholder's equity                                                     88,937             90,689
                                                                            ----------------------------

Total liabilities and stockholder's equity                                  $ 129,030          $ 131,577
                                                                            ============================

                 See accompanying notes to financial statements.

                          PRICE COMMUNICATIONS WIRELESS VII, INC.
                                  Statements of Operations
                                     ($ in thousands)
                                      (Unaudited)

                                          For the three months              For the nine months
                                          ended September 30,              ended September 30,
                                          1999             1998             1999             1998
                                         -------          -------          -------          -------
Amortization of cellular license         $   849          $   866          $ 2,547          $ 2,600
Deferred tax benefit                         265              293              795              879
                                         ----------------------------------------------------------
Net (loss)                               ($  584)         ($  573)         ($1,752)         ($1,721)
                                         ==========================================================

                   See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                       For the nine months ended
                                                             September 30,
                                                       1999               1998
                                                     -------            -------

Net (loss)                                           ($1,752)           ($1,721)
Amortization of cellular license                       2,547              2,600
Decrease in deferred tax liability                      (795)              (879)
                                                     --------------------------
Net change in cash                                   $    --            $    --
                                                     ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless VII, Inc. ("Wireless VII") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Macon Cellular Telephone Systems Limited Partnership ("Macon"). C.E.I. Communications Inc. ("CEI") is the general partner of Macon and holds a 1.06% ownership interest in Macon. Palmer Wireless Holdings, Inc.("Holdings") is the 100% owner of CEI and has a 99.6% ownership interest in Macon when combined with its ownership of CEI. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Macon (Macon MSA and the GA-6 A1 RSA.

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

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                  (Unaudited)       (Audited)
                                                                  September 30,    December 31,
                                                                     1999              1998
                                                                   --------          --------
                                     Assets

Cellular license, net of accumulated
  amortization of $4,032 in 1999
  and $2,583 in 1998                                               $ 73,241          $ 74,690
                                                                   ==========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                     $ 21,674          $ 22,103
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
and outstanding 1,000 shares                                             --                --
Paid-in capital                                                      54,336            54,336
(Accumulated deficit)                                                (2,769)           (1,749)
                                                                   --------------------------

Total stockholder's equity                                           51,567            52,587
                                                                   --------------------------

Total liabilities and stockholder's equity                         $ 73,241          $ 74,690
                                                                   ==========================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                      For the three months         For the nine months
                                        ended September 30,         ended September 30,
                                       1999             1998        1999             1998
                                     -------          -------     -------          -------
Amortization of cellular license     $   483          $   434     $ 1,449          $ 1,480
Deferred tax benefit                     143              166         429              500
                                     -----------------------------------------------------
Net (loss)                           ($  340)         ($  268)    ($1,020)         ($  980)
                                     =====================================================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months ended
                                                             September 30,
                                                       1999               1998
                                                     -------            -------
Net (loss)                                           ($1,020)           ($  980)
Amortization of cellular license                       1,449              1,480
Decrease in deferred tax liability                      (429)              (500)
                                                     --------------------------
Net change in cash                                   $    --            $    --
                                                     ==========================

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

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                                 Balance Sheets
                       ($ in thousands except share data)

                                                                 (Unaudited)         (Audited)
                                                                 September 30,      December 31,
                                                                     1999              1998
                                                                   --------          --------
                                     Assets

Cellular license, net of accumulated
  amortization of $2,194 in 1999
  and $1,381 in 1998                                               $ 41,116          $ 41,929
                                                                   ==========================

                      Liabilities and Stockholder's Equity

Deferred taxes                                                     $ 12,915          $ 13,170
Commitments and contingencies

                              Stockholder's Equity
Common stock, par value $.01 per share; authorized, issued
  and outstanding 1,000 shares                                           --                --
Paid-in capital                                                      29,674            29,674
(Accumulated deficit)                                                (1,473)             (915)
                                                                   --------------------------

Total stockholder's equity                                           28,201            28,759
                                                                   --------------------------

Total liabilities and stockholder's equity                         $ 41,116          $ 41,929
                                                                   ==========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months          For the nine months
                                          ended September 30,           ended September 30,
                                          1999           1998           1999           1998
                                         -----          -----          -----          -----
Amortization of cellular license         $ 271          $ 278          $ 813          $ 830
Deferred tax benefit                        85             94            255            280
                                         --------------------------------------------------
Net (loss)                               ($186)         ($184)         ($558)         ($550)
                                         ==================================================

                   See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the nine months ended
                                                              September 30,
                                                         1999              1998
                                                        -----             -----

Net (loss)                                              ($558)            ($550)
Amortization of cellular license                          813               830
Decrease in deferred tax liability                       (255)             (280)
                                                        -----------------------
Net change in cash                                      $  --             $  --
                                                        =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless IX, Inc. ("Wireless IX") ("Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Panama Cellular Telephone Company, Ltd. ("Panama City"), the operating entity. Panama City in turn is owned by Panhandle Cellular Partnership ("PCP") and by Panama City Communications, Inc. ("PCCI"), which owns .99% of Panama City and which is 100% owned by Palmer Wireless Holdings, Inc.("Holdings"). Through its ownership of PCP and PCCI, Palmer Wireless Holdings, Inc. has a 92.0% ownership interest in Panama City. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Panama City(Panama City MSA).

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

                                                September 30, 1999
                            DLJ Winter 98-9    --------------------
          Cellular     MSA     Estimated       Percentage  Net POPS
        Service Area   Rank    Market POPS      Ownership   Owned
        ------------   ----    -----------      ---------   -----
         Albany         270     117,984            96.8%    114,209
         Augusta        105     440,864           100.0%    440,864
         Columbus       165     250,845            99.1%    248,587
         Macon          139     318,227            99.6%    316,954
         Savannah       152     288,736            98.5%    284,405
         Montgomery     138     320,687            94.6%    303,370
         Dothan         252     133,618            95.0%    126,937
         Panama City    230     149,953            92.0%    137,957
         GA-6                   203,899            96.5%    196,763
         GA-7                   135,121           100.0%    135,121
         GA-8                   157,912           100.0%    157,912
         GA-9                   118,111           100.0%    118,111
         GA-10                  151,827           100.0%    151,827
         GA-12                  215,935           100.0%    215,935
         GA-13                  148,361            96.8%    143,613
         AL-8                   173,677           100.0%    173,677
                              ---------                   ---------
                              3,325,757                   3,266,242
                              =========                   =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                  Three Months Ended     Nine Months Ended
                                                     September 30,           September 30,
                                                  1999        1998        1999        1998
                                                 ------      ------      ------      ------
Revenue:
   Service .................................      92.3%      93.4%      92.7%      93.6%
   Equipment sales and installation ........       7.7        6.6        7.3        6.4
                                                 -----      -----      -----      -----
             Total revenue .................     100.0      100.0      100.0      100.0
                                                 -----      -----      -----      -----
Operating expenses:
   Engineering, technical and other direct:
         Engineering and technical (1) .....       4.8        6.7        5.4        6.8
         Other direct costs of services (2)        5.3        7.7        6.9        7.4
   Cost of equipment (3) ...................      12.6       11.3       12.2       12.1
   Selling, general and administrative:
         Sales and marketing (4) ...........       7.5       10.9        8.2       11.2
         Customer service (5) ..............       6.4        6.5        6.3        6.5
         General and administrative (6) ....       9.5       12.2        9.1       11.1
   Depreciation and amortization ...........      19.0       21.5       18.1       23.4
                                                 -----      -----      -----      -----
               Total operating expenses ....      65.1       76.8       66.2       78.5
                                                 -----      -----      -----      -----
    Operating income .......................      34.9%      23.2%      33.8%      21.5%
    Operating income before depreciation and
         Amortization (7) ..................      53.9%      44.8%      51.9%      44.9%

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

                              PRICE COMMUNICATIONS WIRELESS, INC.


Date:  October 27, 1999       By: /s/ Robert Price
                              -------------------------------------------
                              Robert Price
                              Director, President and Treasurer


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